Form 10-Q
period 2008-06-30
Maven Media Holdings, Inc.
filed 2008-07-10
CIK 1432244

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                        Commission File Number 333-151108


                           Maven Media Holdings, Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                              1649 Dartmouth Street
                              Chula Vista, CA 91913
         (Address of principal executive offices, including zip code.)

                                 (619) 866-6160
                     (Telephone number, including area code)

                                  With Copy to:
                       Law Office of Robert C. Weaver, Jr.
                                 721 Devon Court
                               San Diego, CA 92109
                Telephone (858) 488-4433 Facsimile (858) 488-2555

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares as of July 9, 2008.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the 3 months ended June 30, 2008, prepared by the company, immediately follow.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                                   (unaudited)
                                 Balance Sheets

                                                                 Three months
                                                                    ended           Year Ended
                                                                   June 30,          March 31
                                                                     2008              2008
                                                                   -------           -------
ASSETS

Current Assets
  Cash                                                             $ 3,712           $10,500
                                                                   -------           -------
      Total Current Assets                                           3,712            10,500

Fixed Assets
      Total Fixed Assets                                                 0                 0
                                                                   -------           -------

Total Assets                                                       $ 3,712           $10,500
                                                                   =======           =======

LIABILITIES

Current Liabilities
  Loan from director                                               $   500           $   500
  Account Payables                                                       0                 0
                                                                   -------           -------
      Total Current Liabilities                                        500               500
                                                                   -------           -------

Long term Liabilities                                                    0                 0
                                                                   -------           -------

Total Liabilities                                                  $   500           $   500
                                                                   =======           =======
EQUITY
  80,000,000 Common Shares Authorized at $.0001 par value
  2,000,000 common shares issued and outstanding                   $   200           $   200
  Additional Paid in Capital                                         9,800             9,800
  Accumulated Deficit during Exploration Stage                      (6,788)                0
                                                                   -------           -------
      Total Stockholders Equity                                      3,212            10,000
                                                                   -------           -------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                          $ 3,712           $10,500
                                                                   =======           =======


   The accompanying notes are an integral part of these financial statements.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                                   (unaudited)
                              Statements of Income


                                                             For the period from
                                             Three months       March 11, 2008
                                                ended           (inception) to
                                              June 30,             March 31,
                                                2008                 2008
                                             ----------           ----------

Revenue                                      $        0           $        0
                                             ----------           ----------
Expenses
  Accounting & Legal Fees                         4,100                4,100
  Administrative                                  2,763                2,763
  Bank Service Charge                                 0                    0
                                             ----------           ----------
      Total Expenses                              6,863                6,863
                                             ----------           ----------

Other Income (expenses)                              75                   75
                                             ----------           ----------
                                                     75                   75
Income
  Interest Income                                     0                    0
  Provision For Income Taxes                          0                    0
                                             ----------           ----------

Net Income (Loss)                            $   (6,788)          $   (6,788)
                                             ==========           ==========

Basic & Diluted (Loss) per Share             $   (0.000)          $   (0.000)
                                             ==========           ==========

Weighted Average Number of Common Shares      2,000,000            2,000,000
                                             ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                                   (unaudited)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 From Inception March 11, 2008 to March 31, 2008

                                                                                                    Deficit
                                                                                                  Accumulated
                                            Common Stock          Preferred Stock                   During
                                         -------------------    -------------------    Paid in    Development     Total
                                         Shares       Amount    Shares       Amount    Capital       Stage       Equity
                                         ------       ------    ------       ------    -------       -----       ------
Common Shares issued to founders
 on 3/31/08 @ $0.005 per share,
 par value .0001                       2,000,000      $  200        --      $    --    $ 9,800      $     0     $ 10,000

Net (Loss) for period                                                                                     0            0
                                      ----------      ------    ------      -------    -------      -------     --------

Balance, March 31, 2008                2,000,000      $  200        --      $    --    $ 9,800      $     0     $ 10,000
                                      ==========      ======    ======      =======    =======      =======     ========

Net (Loss) for period                                                                                (6,788)      (6,788)
                                      ----------      ------    ------      -------    -------      -------     --------

Balance, June 30, 2008                 2,000,000      $  200        --      $    --    $ 9,800      $(6,788)    $  3,212
                                      ==========      ======    ======      =======    =======      =======     ========

   The accompanying notes are an integral part of these financial statements.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                                   (unaudited)
                            Statements of Cash Flows

                                                                               For the period from
                                                               Three months       March 11, 2008
                                                                  ended           (inception) to
                                                                June 30,             March 31,
                                                                  2008                 2008
                                                                --------             --------
OPERATING ACTIVITIES
  Net Income (Loss)                                             $ (6,788)            $ (6,788)
  Accounts Payable                                                     0                    0
                                                                --------             --------
NET CASH FROM OPERATING ACTIVITIES                                (6,788)              (6,788)

FINANCING ACTIVITIES                                                   0                    0

INVESTING ACTIVITIES
  Loan from Officer                                                    0                  500
  Common Shares Issued to Founders, @ $0.005 Per Share                 0               10,000
                                                                --------             --------
NET CASH FROM INVESTING ACTIVITIES                                     0               10,500

Net Cash                                                          (6,788)               3,712

Cash at Beginning of Period                                       10,500                    0
                                                                --------             --------

CASH AT END OF PERIOD                                           $  3,712             $  3,712
                                                                ========             ========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
  Interest Expense                                              $      0             $      0
                                                                --------             --------
  Income Taxes                                                  $      0             $      0
                                                                --------             --------


   The accompanying notes are an integral part of these financial statements.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

     In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Maven Media has provided the following information concerning the company and its business for inclusion in this quarterly report. This information contains statements that constitute "forward looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that express or involve discussions with respect to predictions, business strategy, budgets, development opportunities or projects, the expected timing of transactions or their expectations, beliefs, plans, objectives, assumptions or future events or performance are not statements of historical fact and may be "forward-looking statements". Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of known and unknown risks and uncertainties which could cause actual results or events to differ materially from those anticipated by Maven Media.

COMPANY HISTORY

Maven Media Holdings, Inc. is a development stage company, incorporated on March 11, 2008 in the State of Delaware to enter into the royalty-free stock image online sales industry. (Royalty-free stock content (photography, video, illustration and sound loops) is content that can be acquired through a "one-time license" fee, which gives the purchaser the right to use according to the terms of the license.) The company intends to create an affiliate-based website, branded "MavenStock.com" where the company's visual media content is available for viewing, purchasing and downloading. The company plans to solicit its photographic originals from photographers and content developers and create an inventory of stock images available for visual content users. The website will include still photographic images, illustrations, clip art and video clips. To date, the company's operations have been limited to researching our e-commerce business model and software systems. We have not yet implemented our business plan or developed our subscription-based website. To date, we have generated no revenues from our operations.

Adrienne Humphreys serves as officer and director of our company from inception (March 11, 2008) to current date. No other person other than Ms. Humphreys has acted as a promoter of Maven Media Holdings, Inc. since our inception. Other than Ms. Humphrey's purchase of 2,000,000 shares of our common stock on March 31, 2008, Ms. Humphreys has not entered into any agreement with us in which she is to receive from us or provide to us anything of value. Ms. Humphreys purchased the 2,000,000 shares of our common stock at a price of $.005 per share for a total of $10,000.

As of the date of this quarterly report, there is no public trading market for our common stock and no assurance that a trading market for our securities will ever develop.

PLAN OF OPERATION

Our cash balance is $3,712 as of June 30, 2008. We believe our cash balance is sufficient to fund our limited levels of operations until September, 2008. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for our limited operating costs, however, she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to achieve our business plan goals, we will need the $30,000 in funding from our offering of 1,000,000 shares registered on Form S-1. The registration statement became effective on June 10, 2008. As of the date of this report we have not completed the offering and there is no assurance that we will be able to do so. We are a development stage company and have generated no revenue to date. We have sold $10,000 in equity securities to pay for our minimum level of operations.

The following table provides selected financial data about our company for the period from the date of incorporation through June 30, 2008. For detailed financial information, see the financial statements included in this report.

                      Balance Sheet Data:        June 30, 2008
                      -------------------        -------------

                      Cash                          $3,712
                      Total Assets                  $3,712
                      Total Liabilities             $  500
                      Shareholders' Equity          $3,212

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin our website and start selling visual content images.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our 12 month budget is based on minimum operations which will be completely funded by the $30,000 raised through our offering. If we begin to generate profits we will increase our sales activity accordingly. We estimate sales of royalty-free photographic content to visual media content users to begin in 12 months. Because our business is client-driven, our revenue requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to complete our milestones as follows:

APRIL - JUNE, 2008

Management will concentrate on the completion of the Registration Statement and utilize this time to also begin putting together a database of potential clients. We will hire a website designer to develop a preliminary website at www.MavenStock.com that we will be able to provide a brief summary of our company and supply potential clients with basic company information. (Cost estimate - $6,650)

JULY - SEPTEMBER, 2008

Complete our offering. Hire website designer to expand preliminary site, as well as provide search engine optimization for our website domain, and build out website functionality for online sales. Design banner ads for placement on popular photographic and other industry related website advertising our "Call for Entries" of stock content. Also design banner ads for creative resource websites, advertising our "royalty-free" images. Design a direct mail marketing postcard to target photographers and content developers. (art directors, graphic designers). (Cost estimate - $9,950)

OCTOBER - DECEMBER, 2008

Complete website and database for online sales of stock content. Begin direct mail campaign to photographers and content developers. Design a direct mail marketing piece to visual content purchasers (art directors, graphic designers). Beta test website and database for sample photographic content and sales. Begin work with a focus group to improve website design and operation. Design email newsletter for MavenStock.com. Seek and establish association with several professional photography associations as well as professional creative and design associations for marketing Maven Media's services to their members. Begin monthly direct mail marketing campaign targeting photographers and content developers. (Cost estimate - $8,550)

JANUARY - MARCH, 2009

Beta test database for photographic content and sales. Continue monthly direct mail marketing campaign to photographers and content developers. Begin monthly direct mail marketing campaign targeting visual content purchases (art directors, graphic designers). (Cost Estimate - $3,050)

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $6,788 for the three months ended June 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our net losses from inception through June 30, 2008 were $6,788. As we were incorporated on March 11, 2008, there are no comparative figures to previous years.

Cash provided by financing activities for the period from inception through June 30, 2008 was $10,000 from the sale of 2,000,000 shares of common stock to the director of the company for $0.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company and have generated no revenue to date. At June 30, 2008 our cash in the bank was $3,712. In order to achieve our business plan goals, we need to complete our offering of registered shares pursuant to our S-1 Registration Statement filed with the SEC (file number 333-151108) which became effective on June 10, 2008.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin our website and start selling visual content images.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

     Exhibit No.                      Description
     -----------                      -----------

         3.1          Articles of Incorporation*
         3.2          Bylaws*
        31.1          Sec. 302 Certification of Chief Executive Officer
        31.2          Sec. 302 Certification of Chief Financial Officer
        32.1          Sec. 906 Certification of Chief Executive Officer
        32.2          Sec. 906 Certification of Chief Financial Officer

----------
* Incorporated by reference, please see our Registration Statement on Form S-1 (file number 333-151108) on the website at www.sec.gov

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Chula Vista, CA, by the undersigned, thereunto duly authorized.

July 9, 2008               Registrant:  Maven Media Holdings, Inc.


                           By: /s/ Adrienne Humphreys
                               -------------------------------------------------
                               Adrienne Humphreys
                               President, Secretary, Treasurer,
                               Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director