Form 10-Q
period 2008-09-30
Maven Media Holdings, Inc.
filed 2008-11-06
CIK 1432244

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                        Commission File Number 333-151108


                           Maven Media Holdings, Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                              1649 Dartmouth Street
                              Chula Vista, CA 91913
          (Address of principal executive offices, including zip code)

                                 (619) 866-6160
                     (Telephone number, including area code)

                                  With Copy to:
                       Law Office of Robert C. Weaver, Jr.
                                 721 Devon Court
                               San Diego, CA 92109
                Telephone (858) 488-4433 Facsimile (858) 488-2555

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of November 6, 2008.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the period ended September 30, 2008, prepared by the company, immediately follow.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                                   (unaudited)
                                 Balance Sheets

                                                                   Six months
                                                                     ended            Year Ended
                                                                  September 30,        March 31,
                                                                      2008               2008
                                                                    --------           --------
ASSETS

Current Assets
  Cash                                                              $ 28,542           $ 10,500
                                                                    --------           --------
      Total Current Assets                                            28,542             10,500

Fixed Assets
      Total Fixed Assets                                                   0                  0
                                                                    --------           --------

Total Assets                                                        $ 28,542           $ 10,500
                                                                    ========           ========

LIABILITIES

Current Liabilities
  Loan from director                                                $    500           $    500
  Account Payables                                                         0                  0
                                                                    --------           --------
      Total Current Liabilities                                          500                500
                                                                    --------           --------

Long term Liabilities                                                      0                  0
                                                                    --------           --------

Total Liabilities                                                        500                500
                                                                    ========           ========
EQUITY
  80,000,000 Common Shares Authorized at $ .0001 par value
   3,000,000 common shares issued and outstanding                        300                200
  Additional Paid in Capital                                          39,700              9,800
  Accumulated Deficit during Development Stage                       (11,958)                 0
                                                                    --------           --------
      Total Stockholders Equity                                       28,042             10,000
                                                                    --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                           $ 28,542           $ 10,500
                                                                    ========           ========


   The accompanying notes are an integral part of these financial statements.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                                   (unaudited)
                              Statements of Income

                                                                                       For the period from
                                                 Three months          Six months         March 11, 2008
                                                    ended                ended            (inception) to
                                                 September 30,        September 30,        September 30,
                                                     2008                 2008                 2008
                                                  ----------           ----------           ----------
Revenue                                           $        0           $        0           $        0
                                                  ----------           ----------           ----------
Expenses
  Accounting & Legal Fees                              1,950                4,100                6,050
  Administrative                                       3,220                2,763                5,983
  Bank Service Charge                                      0                    0                    0
                                                  ----------           ----------           ----------
Total Expenses                                         5,170                6,863               12,033
                                                  ----------           ----------           ----------

Other Income (expenses)                                    0                   75                   75
                                                  ----------           ----------           ----------
                                                           0                   75                   75
Income
  Interest Income                                          0                    0                    0
  Provision For Income Taxes                               0                    0                    0
                                                  ----------           ----------           ----------

Net Income (Loss)                                 $   (5,170)          $   (6,788)          $  (11,958)
                                                  ==========           ==========           ==========

Basic & Diluted (Loss) per Share                      (0.000)              (0.000)              (0.000)
                                                  ==========           ==========           ==========

Weighted Average Number of Common Shares           2,826,087            2,415,301            2,826,087
                                                  ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                                   (unaudited)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 From Inception March 11, 2008 to Sept. 30, 2008

                                                                                                    Deficit
                                                                                                  Accumulated
                                            Common Stock          Preferred Stock                   During
                                         -------------------    -------------------    Paid in    Development     Total
                                         Shares       Amount    Shares       Amount    Capital       Stage       Equity
                                         ------       ------    ------       ------    -------       -----       ------
Balance at Inception on
 March 11, 2008                              --       $   --         --      $   --   $     --    $     --      $     --
                                      ---------       ------    -------      ------   --------    --------      --------
Common Shares issued to founders
 on 3/31/08 @ $0.005 per share,
 par value .0001                      2,000,000          200         --          --      9,800                    10,000

Net (Loss) for the period from
 inception on March 11, 2008 to
 March 31, 2008                                                                                         --            --
                                      ---------       ------    -------      ------   --------    --------      --------
Balance, March 31, 2008               2,000,000          200         --          --      9,800          --        10,000
                                      =========       ======    =======      ======   ========    ========      ========
Net (Loss) for the period ending
 June 30, 2008                                                                                      (6,788)       (6,788)
                                      ---------       ------    -------      ------   --------    --------      --------
Balance, June 30, 2008                2,000,000          200         --          --      9,800      (6,788)        3,212
                                      =========       ======    =======      ======   ========    ========      ========
Common Shares issued to individuals
 on 7/16/08 @ $0.03 per share, par
 value .0001                          1,000,000          100                            29,900                    30,000

Net (Loss) for the period ending
September 30, 2008                                                                                  (5,170)       (5,170)
                                      ---------       ------    -------      ------   --------    --------      --------
Balance, September 30, 2008           3,000,000       $  300         --      $   --   $ 39,700    $(11,958)     $ 28,042
                                      =========       ======    =======      ======   ========    ========      ========


   The accompanying notes are an integral part of these financial statements.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                                   (unaudited)
                            Statements of Cash Flows

                                                                                                   For the period from
                                                               Three months        Six months         March 11, 2008
                                                                  ended              ended            (inception) to
                                                               September 30,      September 30,        September 30,
                                                                   2008               2008                 2008
                                                                 --------           --------             --------
OPERATING ACTIVITIES
  Net Income (Loss)                                              $ (5,170)          $ (6,788)            $(11,958)
  Accounts Payable                                                      0                  0                    0
                                                                 --------           --------             --------
NET CASH FROM OPERATING ACTIVITIES                                 (5,170)            (6,788)             (11,958)

FINANCING ACTIVITIES
                                                                        0                  0                    0
INVESTING ACTIVITIES
  Loan from Officer                                                     0                  0                  500
  Common Shares Issued to Founders, @ $0.005 Per Share                  0                  0               10,000
  Common Shares Issued to Individuals @ $0.03 Per Share            30,000                  0               30,000
                                                                 --------           --------             --------
NET CASH FROM INVESTING ACTIVITIES                                 30,000                  0               40,500

NET CASH                                                           24,830             (6,788)              28,542

Cash at Beginning of Period                                         3,712             10,500                    0
                                                                 --------           --------             --------
CASH AT END OF PERIOD                                            $ 28,542           $  3,712             $ 28,542
                                                                 ========           ========             ========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
  Interest Expense                                               $      0           $      0             $      0
                                                                 --------           --------             --------
  Income Taxes                                                   $      0           $      0             $      0
                                                                 --------           --------             --------


   The accompanying notes are an integral part of these financial statements.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - STOCK TRANSACTIONS

     On July 16, 2008 we closed our offering of 1,000,000 shares pursuant to our registration statement on Form S-1, which became effective on May 22, 2008. On July 16, 2008 we sold 1,000,000 shares of our par value $0.0001 common stock to a group of 25 investors for total proceeds of $30,000.

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

PLAN OF OPERATION

Our cash balance is $28,542 as of June 30, 2008. We believe our cash balance is sufficient to fund our operations for the next twelve months. If we experience a shortage of funds prior to generating revenues we may utilize funds from our director, who has informally agreed to advance funds to us, however, she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. On July 16, 2008 we closed our offering of 1,000,000 shares pursuant to our registration statement on Form S-1, which became effective on May 22, 2008. On July 16, 2008 we sold 1,000,000 shares of our par value $0.0001 common stock to a group of 25 investors for total proceeds of $30,000.

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2008. For detailed financial information, see the financial statements included in this report.

                     Balance Sheet Data:      September 30, 2008
                     -------------------      ------------------

                     Cash                          $28,542
                     Total Assets                  $28,542
                     Total Liabilities             $   500
                     Shareholders' Equity          $28,042

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

OCTOBER - DECEMBER, 2008

Continue development of MavenStock.com's stock photography content contributor website and database. The company is estimating beta testing will begin late in the quarter and could expand into the 4th Quarter depending on certain variances that could arise during development. Expand our `royalty-free" database by gathering and compiling stock photography along with video footage to add to the database library. This consists of going on photo shoots and creating content to upload to the website. Begin to compile a detailed contact list of targeted photographers and content contributors.
(Cost estimate - $2,000)

JANUARY - MARCH, 2009

Plans for this quarter include continuing the beta testing for the contributor website and database. Continue to upload stock photography and video footage to the contributor site. Develop a creative marketing campaign and market the contributor site and MavenStock.com's assisted sales service to professional and amateur photographers. Begin the design and site layout for the public resale side of MavenStock.com website.
(Cost estimate - $3,500)

APRIL - JUNE, 2009

Complete public resale design interface and begin programming the e-commerce services of the website. Continue with the marketing campaign targeting professional and amateur photographers in an effort to promote MavenStock.com's assisted sales services. Seek and establish association with several professional photography associations as well as professional creative and design associations for marketing Maven Media's services to their members.

(Cost estimate - $4,000)

JULY - SEPTEMBER, 2009

Beta test the public resale features and begin offering our collection of stock photography and other royalty-free media for sale to the general public. Design a direct mail marketing piece to visual content purchasers (art directors, graphic designers). Continue monthly direct mail marketing campaign to photographers and content developers. Begin monthly direct mail marketing campaign targeting visual content purchases (art directors, graphic designers). Launch the resale side of MavenStock.com's website.
(Cost Estimate - $4,500)

Total $14,000

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $5,170 for the three months ended September 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our net losses from inception through September 30, 2008 were $11,958. As we were incorporated on March 11, 2008, there are no comparative figures to previous years. Cash provided by financing activities for the period from inception through September 30, 2008 was $40,000, $10,000 from the sale of 2,000,000 shares of common stock to the director of the company for $0.005 per share and 1,000,000 shares of our common stock at $0.03 to a group of 25 investors for $30,000.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company and have generated no revenue to date. At September 30, 2008 our cash in the bank was $28,542. Management believes this will allow us to sustain operations for the next twelve months, or until we realize revenues per our business plan. If we begin to generate profits we will increase our sales activity accordingly.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin our website and start selling visual content images.

ITEM 4. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 6, 2008           Registrant:  Maven Media Holdings, Inc.


                           By: /s/ Adrienne Humphreys
                               -------------------------------------------------
                               Adrienne Humphreys
                               President, Secretary, Treasurer,
                               Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director