Form 10-Q
period 2008-12-31
Maven Media Holdings, Inc.
filed 2009-01-26
CIK 1432244

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of January 20, 2009.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the period ended December 31, 2008, prepared by the company, immediately follow.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                        Nine months
                                                                          ended            Year Ended
                                                                        December 31,        March 31,
                                                                           2008               2008
                                                                         --------           --------
                                                                       (Unaudited)          (Audited)
ASSETS

Current Assets
  Cash                                                                   $ 26,071           $ 10,500
                                                                         --------           --------
Total Current Assets                                                       26,071             10,500

Fixed Assets
  Total Fixed Assets                                                            0                  0
                                                                         --------           --------

      Total Assets                                                       $ 26,071           $ 10,500
                                                                         ========           ========

LIABILITIES

Current Liabilities
  Loan from director                                                     $    500           $    500
  Account Payables                                                             --                 --
                                                                         --------           --------
Total Current Liabilities                                                     500                500
                                                                         --------           --------

Long term Liabilities                                                           0                  0
                                                                         --------           --------

      Total Liabilities                                                       500                500
                                                                         ========           ========
EQUITY
  80,000,000 Common Shares Authorized at $.0001 par value
   3,000,000 and 2,000,000 common shares issued and outstanding               300                200
  Additional Paid in Capital                                               39,700              9,800
  Accumulated Deficit during Development Stage                            (14,429)                 0
                                                                         --------           --------
Total Stockholders Equity                                                  25,571             10,000
                                                                         --------           --------

      TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                          $ 26,071           $ 10,500
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                                   (unaudited)
                              Statements of Income

                                                                                        For the period from
                                                 Three months          Nine months         March 11, 2008
                                                    ended                ended              (inception)
                                                  December 31,         December 31,         December 31,
                                                     2008                 2008                 2008
                                                  ----------           ----------           ----------
Revenue                                           $        0           $        0           $        0
                                                  ----------           ----------           ----------
Expenses
  Accounting & Legal Fees                              1,950                8,000                8,000
  Administrative                                         521                6,504                6,504
                                                  ----------           ----------           ----------
      Total Expenses                                   2,471               14,504               14,504
                                                  ----------           ----------           ----------

Other Income (expenses)                                    0                   75                   75
                                                  ----------           ----------           ----------
                                                           0                   75                   75
Income
  Provision For Income Taxes                               0                    0                    0
                                                  ----------           ----------           ----------

Net Income (Loss)                                 $   (2,471)          $  (14,429)          $  (14,429)
                                                  ==========           ==========           ==========

Basic & Diluted (Loss) per Share                      (0.000)              (0.000)              (0.000)
                                                  ==========           ==========           ==========

Weighted Average Number of Common Shares           3,000,000            2,394,928            2,355,049
                                                  ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                                   (unaudited)
                       Statements of Stockholders' Equity
               From Inception March 11, 2008 to December 31, 2008

                                                                                                    Deficit
                                                                                                  Accumulated
                                            Common Stock          Preferred Stock                   During
                                         -------------------    -------------------    Paid in    Development     Total
                                         Shares       Amount    Shares       Amount    Capital       Stage       Equity
                                         ------       ------    ------       ------    -------       -----       ------
Balance at Inception on
 March 11, 2008                              --       $   --         --      $   --   $     --    $     --      $     --
                                      ---------       ------    -------      ------   --------    --------      --------
Common Shares issued to founders
 on 3/31/08 @ $0.005 per share,
 par value .0001                      2,000,000          200         --          --      9,800                    10,000

Net (Loss) for the period from
 inception on March 11, 2008 to
 March 31, 2008                                                                                         --            --
                                      ---------       ------    -------      ------   --------    --------      --------
Balance, March 31, 2008               2,000,000          200         --          --      9,800          --        10,000
                                      =========       ======    =======      ======   ========    ========      ========
Net (Loss) for the period ending
 June 30, 2008                                                                                      (6,788)       (6,788)
                                      ---------       ------    -------      ------   --------    --------      --------
Balance, June 30, 2008                2,000,000          200         --          --      9,800      (6,788)        3,212
                                      =========       ======    =======      ======   ========    ========      ========
Common Shares issued to individuals
 on 7/16/08 @ $0.03 per share, par
 value .0001                          1,000,000          100                            29,900                    30,000

Net (Loss) for the period ending
September 30, 2008                                                                                  (5,170)       (5,170)
                                      ---------       ------    -------      ------   --------    --------      --------
Balance, September 30, 2008           3,000,000          300         --          --     39,700     (11,958)       28,042
                                      =========       ======    =======      ======   ========    ========      ========
Net (Loss) for the period ending
 December 31, 2008                                                                                  (2,471)       (2,471)
                                      ---------       ------    -------      ------   --------    --------      --------

Balance, Dec. 31, 2008                3,000,000       $  300         --      $   --   $ 39,700    $(14,429)     $ 25,571
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

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                                   (unaudited)
                            Statements of Cash Flows

                                                                                              For the period from
                                                           Three months        Nine months       March 11, 2008
                                                              ended              ended            (inception)
                                                            December 31,       December 31,       December 31,
                                                               2008               2008               2008
                                                             --------           --------           --------
OPERATING ACTIVITIES
  Net Income (Loss)                                          $ (2,471)          $(14,429)          $(14,429)
                                                             --------           --------           --------
NET CASH FROM OPERATING ACTIVITIES                             (2,471)           (14,429)           (14,429)

INVESTING ACTIVITIES
  Loan from Officer                                                 0                  0                500
  Common Shares Issued to Founders, @ $0.005 Per Share              0                  0             10,000
  Common Shares Issued to Individuals @ $0.03 Per Share             0             30,000             30,000
                                                             --------           --------           --------
NET CASH FROM INVESTING ACTIVITIES                                  0             30,000             40,500

Net Cash                                                       (2,471)            15,571             26,071

Cash at Beginning of Period                                    28,542             10,500                  0
                                                             --------           --------           --------
CASH AT END OF PERIOD                                        $ 26,071           $ 26,071           $ 26,071
                                                             ========           ========           ========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
  Interest Expense                                           $      0           $      0           $      0
                                                             --------           --------           --------
  Income Taxes                                               $      0           $      0           $      0
                                                             --------           --------           --------


   The accompanying notes are an integral part of these financial statements.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2008, and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements. The results of operations for the period ended December 31, 2008 is not necessarily indicative of the operating results for the full year.

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

PLAN OF OPERATION

Our cash balance is $26,071 as of December 31, 2008. We believe our cash balance is sufficient to fund our operations for the next twelve months. If we experience a shortage of funds prior to generating revenues we may utilize funds from our director, who has informally agreed to advance funds to us, however, she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. On July 16, 2008 we closed our offering of 1,000,000 shares pursuant to our registration statement on Form S-1, which became effective on May 22, 2008. On July 16, 2008 we sold 1,000,000 shares of our par value $0.0001 common stock to a group of 25 investors for total proceeds of $30,000.

The following table provides selected financial data about our company for the period from the date of incorporation through December 31, 2008. For detailed financial information, see the financial statements included in this report.

                   Balance Sheet Data:         December 31, 2008
                   -------------------         -----------------

                   Cash                            $26,071
                   Total Assets                    $26,071
                   Total Liabilities               $   500
                   Shareholders' Equity            $25,571

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

We incurred operating expenses of $2,471 for the three months ended December 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our net losses from inception through December 31, 2008 were $14,429. As we were incorporated on March 11, 2008, there are no comparative figures to previous years. Cash provided by financing activities for the period from inception through December 31, 2008 was $40,500, $500 in a loan from the director of the company, $10,000 from the sale of 2,000,000 shares of common stock to the director of the company for $0.005 per share and 1,000,000 shares of our common stock at $0.03 to a group of 25 investors for $30,000.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company and have generated no revenue to date. At December 31, 2008 our cash in the bank was $26,071. Management believes this will allow us to sustain operations for the next twelve months, or until we realize revenues per our business plan. If we begin to generate profits we will increase our sales activity accordingly.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin our website and start selling visual content images.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

January 20, 2009           Registrant:  Maven Media Holdings, Inc.


                           By: /s/ Adrienne Humphreys
                               -------------------------------------------------
                               Adrienne Humphreys
                               President, Secretary, Treasurer,
                               Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director