Form 10-K
period 2009-03-31
Maven Media Holdings, Inc.
filed 2009-05-27
CIK 1432244

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2009

                        Commission file number 333-151108


                           Maven Media Holdings, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                               26-2255797
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                              1649 Dartmouth Street
                              Chula Vista, CA 91913
                  Telephone: (619) 866-6160 Fax: (509) 847-6160
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

                                  With Copy to:
                       Law Office of Robert C. Weaver, Jr.
                                 721 Devon Court
                               San Diego, CA 92109
                   Telephone (858) 488-4433 Fax (858) 488-2555
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                        Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of March 31, 2009, the registrant had 3,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of March 31, 2009.

                           MAVEN MEDIA HOLDINGS, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                      13
Item 2.   Properties                                                        15
Item 3.   Legal Proceedings                                                 15
Item 4.   Submission of Matters to a Vote of Securities Holders             15

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                 15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         16
Item 8.   Financial Statements and Supplementary Data                       19
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          33
Item 9A.  Controls and Procedures                                           33
Item 9B.  Other Information                                                 34

                                    Part III

Item 10.  Directors and Executive Officers                                  36
Item 11.  Executive Compensation                                            37
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   38
Item 13.  Certain Relationships and Related Transactions                    38
Item 14.  Principal Accounting Fees and Services                            39

                                     Part IV

Item 15.  Exhibits                                                          39

Signatures                                                                  39

                                     PART I

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Maven Media has provided the following information concerning the company and its business for inclusion in this quarterly report. This information contains statements that constitute "forward looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that express or involve discussions with respect to predictions, business strategy, budgets, development opportunities or projects, the expected timing of transactions or their expectations, beliefs, plans, objectives, assumptions or future events or performance are not statements of historical fact and may be "forward-looking statements". Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of known and unknown risks and uncertainties which could cause actual results or events to differ materially from those anticipated by Maven Media Holdings.

ITEM 1. BUSINESS

GENERAL INFORMATION

Maven Media Holdings, Inc. is a development stage company, incorporated on March 11, 2008 in the State of Delaware to enter into the royalty-free stock image online sales industry. (Royalty-free stock content (photography, video, illustration and sound loops) is content that can be acquired through a "one-time license" fee, which gives the purchaser the right to use according to the terms of the license.) The company has focused their efforts on creating an affiliate-based website, branded "MavenStock.com" where the company's visual media content is available for viewing, purchasing and downloading. The company has been attempting to solicit its photographic originals from photographers and content developers and create an inventory of stock images available for visual content users.

To date, the company's operations have been limited to researching our e-commerce business model and software systems. To date, we have generated no revenues from our operations.

Adrienne Humphreys has served as officer and director of our company from inception (March 11, 2008) to the current date. No other person other than Ms. Humphreys has acted as a promoter of Maven Media Holdings, Inc. since our inception. Other than Ms. Humphrey's purchase of 2,000,000 shares of our common stock on March 31, 2008, Ms. Humphreys has not entered into any agreement with us in which she is to receive from us or provide to us anything of value. Ms. Humphreys purchased the 2,000,000 shares of our common stock at a price of $.005 per share for a total of $10,000.

Our principal executive office is located at the premises of our President, Adrienne Humphreys, which she provides to us on a rent free basis at 1649 Dartmouth Street, Chula Vista, CA 91913. We plan to use these offices until we require larger space.

We are a development stage company with no revenues or profits. Our fiscal year end is March 31st. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 80,000,000 authorized common shares with a par value of $0.0001 per share with 3,000,000 common shares issued and outstanding as of March 31, 2009.

INDUSTRY BACKGROUND

The visual content industry supplies images to a varied and growing customer base, ranging from individual consumers to major multi-national corporations. Images are used to communicate messages in a wide variety of applications including print, electronic and broadcast advertising, direct mail and marketing brochures, educational and training publications, books, magazines, newspapers, corporate communications and annual reports, motion pictures, broadcasting, CD-ROM products, sties on the World Wide Web (the "Web" or the "Internet"), other on-line uses, sales and in-house presentations and various consumer uses.

PRODUCT DESCRIPTION

MavenStock.com will feature an independent collection of royalty-free images and digital content available for purchase and immediate download for use in the development of creative production services and other end-use applications. The content to be available for purchase through the company's website, will include photographs, video and vector illustrations.

Maven Media will focus on developing an online stock image transaction service. It is similar to other online stock image agency websites in that it will have the capabilities for corporations and other online usage buyers to purchase image usage rights online and to take digital delivery of the image electronically.

We will offer a "Content Contribution Agreement" which will allow the photographer/content contributor to retain full control and rights of their photographs or digital content produced while extending MavenStock.com the right to indefinitely market, feature and resale the content on the company's website.

Maven Media plans to compensate all contributing photographers and content developers with fees from purchased images/content from MavenStock.com. In addition to soliciting images from independent photographers and content developers, MavenStock.com plans to produce content and special collections for sale and would retain full exclusive rights from all content produced in-house.

FEATURE AND FUNCTIONALITY FOR MAVENSTOCK.COM

Maven Media's website will be an online marketplace that supports a community of buyers and sellers of affordable royalty-free stock photography and digital content. The site will feature tools and detailed search capabilities that will allow for quick search, discovery and purchase of digital content. Content contributors will be able to access their individual accounts on our secure servers and manage all account activity from uploading and cataloging images to financial summary details of their sold/purchased images and basic administration information. MavenStock.com's website will host a variety of features for photographers and content developers as well as visual content users.

     -   New Member Account Set-Up

     -   Member Login

     -   Image Search

     -   Advanced Search

     -   Browse Categories

     -   Detailed Search Results

     -   Detailed Roll Over Previews

     -   Detailed Image/Content Information Page

     -   Download a Composite Placeholder Image

     -   Lightbox Feature

     -   Download Image/Online Shopping Cart

     -   Secure Checkout

     -   Download of Purchased Image/Content

     -   Account Manager

     -   Image Upload Control Panel

     -   Image Quality Screening and Approval

     -   Agreements of Copyright and Model/Property Release Clearance

     -   Support and FAQ

NEW MEMBER ACCOUNT SET-UP

MavenStock.com will be available for searching and browsing of images without requiring viewers to login. However, certain sections and features of the site will require its users to be logged in, in order to use. During the registration process the user will need to provide pertinent information to efficiently manage their membership. We will require each member, regardless if they are a content contributor, content purchaser or both, to fill out a form that provides all contact information and desired account username and password. After they submit all required information they will be asked to agree to the site usage and terms by selecting `I Agree" link and then their new account will be generated and activated on the website. We will then ask the user at this time if they wish to be a content contributing member to the site. If they select `Yes," the link will direct them to the content contributor section of the site. If they say "No," they will be directed to the homepage of MavenStock.com, where they can proceed to search, browse and purchase images. The new member will be notified by an automated email response welcoming them to MavenStock.com and informing them of important account information.

MEMBER LOGIN

The member login panel will allow existing site members to quickly login with a username and password of their choice as defined in the account set-up process. The member login feature will be available on every page to allow for quick and easy entry into the site's special features. Users will be required to be logged-in if they use the "Lightbox", "Purchase & Download", and "Content Upload" features. Members will be able to retrieve forgotten username and passwords through an automated email replay system.

IMAGE SEARCH

An easy to use search field will be displayed in a prominent section on the website allowing for quick and easy image searches. Searches on MavenStock.com will be conducted using keyword(s). The more detailed the keyword(s) used in the search field, the more focused the search results will become. The user will also be able to narrow the type of content searched by activating or deactivating the check boxes for "Images", "Videos" and "Illustrations". The image search feature will be available on every page for quick and easy search capabilities.

ADVANCED SEARCH

The advanced search section of our website will allow users to apply additional search filters to help focus or broaden their search parameters. The advanced search filters will include the standard keyword(s) search option as well as additional filters such as:" Image Orientation" (Horizontal, Vertical, Panoramic, and Square), "Image Style" (Color and Black & White), "Member name", "Image Number", "Video Resolution" (HD-High Definition, SD-Standard Definition, and WD-Web Definition) and "Video Format" (NTSC or PAL).

BROWSE CATEGORIES

Image researches unsure of what they are looking for can browse images based on general categories that MavenStock.com will catalog, allowing for quick browsing of a general category such as "nature" or "Business". We will plan to identify at least 25-30 mainstream categories available for viewing in our "Browse Categories" section on the website.

DETAILED SEARCH RESULTS

Upon a user successfully entering a single or several keyword(s) into a search field and submitting a search query, the MavenStock.com server will return all available images and content cataloged with that exact or relative keyword. If the system does not recognize a keyword or recognizes several unique references to a particular keyword, the server will prompt the user to refine their search parameters or select the unique reference that's relevant to their search. (Example: If a site user searches for "Urban" a unique reference query may be activated and ask the user to narrow the search results by offering the choices of `Urban: City" or "Urban: Lifestyle".

Once a successful search returns results, the content will be organized into a grid type format, allowing for easy viewing. A small graphical thumbnail preview of all the images relevant to the search query will be displayed so the user can quickly scan and glance at a large amount of content relatively quickly making image researching highly productive and efficient on MavenStock.com.

While researching images and content users will be able to send photos they like to a custom lightbox for later review or send directly to their online shopping cart for purchase.

DETAILED ROLL-OVER PREVIEW

One of MavenStock.com's productivity features will include a hovering detailed image roll-over window, allowing the user to see a medium-sized watermarked graphical thumbnail of the highlighted content. The user would initiate this feature by hovering the computer mouse over the graphical area of any small image thumbnail on any search results page.

DETAILED IMAGE / CONTENT INFORMATION PAGE

The detailed image page will feature a comprehensive set of information and features. The main attribute of this page is a medium-sized watermarked preview of the image selected from the search results page. Here the user may purchase the image at various sizes and dpi resolutions. The price of the image will vary based on the final size and resolution selected. Our estimated prices of the royalty-free stock images featured on MavenStock.com will be in the range of $5
- $50 per image.

Also displayed on this page will be the standard file details, including:
Contributing member username, image number, number times the particular image has been downloaded, additional license information (example: "Extended License"), date the image was uploaded to MavenStock.com's server, photographer copyright information, image rating and the contributor's description of the image or file.

There will be additional features available on this page as well including a link to view the contributing member's library, which allows a site user to explore and view all available images from a particular photographer/contributor. "Email this page to a friend" feature, will allow a designer or production artist to send links to an associate or client that will allow them to access and preview a specific page and image on MavenStock.com without having to perform a search.

The production tools that will round off the "Detailed Image Information Page" will include a link to "Add Image to a "Lightbox" and "Download a Comp" feature. If the user is logged in they will have the option to rate the image with an overall scale between 1 and 5.

DOWNLOAD A COMP

The "Download a Comp" function will allow any member who is logged into the system the ability to download a low-resolution watermarked image suitable as a placeholder in any design comps or markup. This provides the end user the ability to preview a low-resolution watermarked image in their design comps or applied application prior to committing to purchasing the image.

CUSTOM LIGHTBOX FEATURE

The lighbox feature will allow all logged in members the ability to save any thumbnail image or content file into a custom lightbox. This provides the "Image and Content Researcher" a valuable tool because it allows the user to save small thumbnails and quick links to images of their liking. A lightbox makes for quick and easy retrievals of past custom searches and saved images. Members will have full control of their personal lightboxes and will be able to manage, and delete all searches and saved images.

IMAGE SHOPPING CART / SECURE ONLINE PAYMENT / IMAGE DOWNLOAD

Once a site visitor finds an image they wish to purchase they must select the image size/resolution and usage rights they would like to purchase. Once selected, they will be directed to a secure online payment transaction page that will allow them to enter their credit card and billing information. The user will be able to purchase a single image and multiple images in one transaction. Once the credit card has been verified by an authorized payment-processing center, the user will be able to download all purchased content and image(s). We will allow the member to download all purchased content within a 24 hour period. If the user doesn't download the content within that time, they will need to repurchase the image again.

ACCOUNT MANGER

The account manager will be an automated feature on MavenStock.com's website and will be a collection of control panels that will allow users to update important contact information and passwords, review past downloads and receipts of purchased images, image upload, cataloging and earnings details.

The CONTACT PANEL will display all information provided during the initial account set-up. Most info will be modifiable including passwords, addresses, phone, fax, email, business name and web address.

The DOWNLOAD PANEL will allow users to review all past images purchased. The content displayed here will be a small thumbnail and information captured during the purchase transaction. Some of the information that may be available will include size and resolution of original image downloaded, date and amount of image purchased along with a link to the creator's portfolio.

The RECEIPT PANEL will allow users to view all past purchase receipts. A sort filter will allow the users to isolate receipts quickly from a certain time period or project ID assigned to the original purchase. This will provide a useful tool to creative professionals alike when it comes to tracking expenses associated with design development and production.

The UPLOAD PANEL provides any member the ability to upload content quickly and efficiently to MavenStock.com. The photographer will be able to upload batch files using a web-browser based ftp utility. Once the images are uploaded and stored in the photographer's image queue, they will need to catalog the image(s) with detailed keywords. The more detailed the keywords used in the description of the image, the better the search results. During the cataloging phase the photographer will need to attach any model and/or property release agreements associated with the image.

Once an image has been uploaded and cataloged correctly, the image will need to be submitted to our review department. During the submittal process the photographer will need to agree to MavenStock.com's site agreement.

When an image is approved by MavenStock.com, an automated message will be sent to the contributor, informing them the image is now available for purchase on the website. If an image is declined an automated message will inform the contributor why the image was not accepted. MavenStock.com will always have the right to refuse or deny any content that we feel is unsuitable or inappropriate. Not all images uploaded will be guaranteed to be added to the website. We will attempt to explain why the image is being rejected and suggest how to correct the image for possible re-submittal. This will be achieved by a set of predefined remarks and parameters that the reviewer can select before declining an image. Those remarks will be passed along within the automated rejection message. The contributor will have the opportunity to make any suggested edits and then resubmit the image at their discretion.

The EARNINGS PANEL will allow members to review detailed earnings information regarding their content available on MavenStock.com. The photographer will be able to see at a glance what their total earnings are since joining MavenStock.com and current balance due from purchased images. At the end of every month, an account summary will be sent via email to all content contributing members notifying them of the current balance-due. The content contributor can request payment at anytime by selecting the "request payment" button in the control panel interface. To keep processing fees to a minimum, we will require a minimum account balance of $100 or more before payment disbursement. If funds are totaling less than $100, they can request funds but may be subject to a processing fee.

SUPPORT AND FAQ

The support and FAQ section of MavenStock.com will provide contact information for technical and general business inquiries. We plan to have test users and focus groups provide us with general questions they have about the site. We plan to feature these questions on our site in a "Frequently Asked Questions" section.

REVENUE MODEL

MavenStock.com is a royalty-free image transactional website, where it sells visual content to various industries. The company shares the revenue with contributing photographers or content producers at various rates. The following is a categorized revenue model for MavenStock.com:

CONTRIBUTING PHOTOGRAPHER AND CONTENT DEVELOPER:

The contributing photographer and content developer will receive a royalty for each image that sells on the MavenStock.com website. When the contributing member reaches a minimum balance they will be able to request payment through their account management tool on the website. There are no annual or hidden fees for members.

The estimated royalty rate paid to a contributing photographer or content developer will range based on the amount of content they have contributed to the MavenStock.com website. There are no minimum upload requirements when signing up as a contributing member on MavenStock.com.

However, the more images a photographer has posted on Mavenstock.com, the better the chance of realizing a sale and benefiting from joining MavenStock.com. The following is the company's estimated royalty rates that will be offered to contributing members.

                     Royalty Rates for Contributing Members
                  (Rates and requirements subject to change.)

    Royalty Rate                             Content Requirements
    ------------                             --------------------

        35%                   1 - 200 Images Uploaded, Approved & Listed on the
(65% for MavenStock)                       MavenStock.com website.

        40%                  201 - 500 Images Uploaded, Approved & Listed on the
(60% for MavenStock)                       MavenStock.com website.

        45%                    501 - 999 Images Uploaded, Approved & Listed on
(55% for MavenStock)                       MavenStock.com website.

        50%                    1,000+ Images Uploaded, Approved & Listed on the
(50% for MavenStock)                       MavenStock.com website.

MAVENSTOCK.COM OWNED IMAGES:

To build additional value for the company, MavenStock.com will be producing and developing their own visual content available for sale on the company's website. Content created by the company and/or under contract for MavenStock.com, resulting in the company retaining 100% of the sale price when the image is purchased. This will also build an inherent value because these images will only be available exclusively at MavenStock.com. These collections can later be contracted out to other stock photography websites and collections.

VISUAL CONTENT PURCHASES:

When an image is purchased from the MavenStock.com website and downloaded from the server, an ecommerce transaction is produced and completed. The following is the estimated content purchase fee schedule:

             Photographs & Illustrations (Prices subject to change.)

     Price Per Image                        Image Size/Resolution
     ---------------                        ---------------------

         $ 5                                Extra Small Image Size
                                           Web Resolution - 72 DPI

         $10                                   Small Image Size
                                           Web Resolution - 72 DPI

         $20                                  Medium Image Size
                                          Print Resolution - 300 DPI

         $25                                   Large Image Size
                                          Print Resolution - 300 DPI

         $35                                Extra Large Image Size
                                          Print Resolution - 300 DPI

                    Motion & Film (Prices subject to change.)

      Price Per Clip                        Image Size/Resolution
      --------------                        ---------------------

         $10                                     240 x 180

         $15                                     320 x 240

         $30                                     NTSC / PAL

         $40                                       720 HD

         $50                                      1080 HD

MARKETING

The internet product and services industry has developed some time tested marketing techniques that are still valid in today's market environment. Internet marketing can be very cost effective in branding a product to a very large audience. These techniques include non-spam direct email initiatives, registration with well-established industry-wide search engines and reciprocal marketing arrangements with similar websites.

Maven Media had plans to promote the awareness of its MavenStock.com's website through a marketing plan for photographers, content developers and visual content users that will consist of the following components:

     -    Internet Search Placement & Registration

     -    Direct Mail

     -    Banner Advertising

     -    Email Advertising

     -    Professional Associations & Sponsorships

INTERNET SEARCH PLACEMENT & REGISTRATION

MavenStock.com plans to advertise and register with all major search engines including Google and Yahoo. We will attempt to purchase top placement for search results related to "royalty-free stock images". In addition we will tag our website with related keywords so we will appear predominately in standard searches as well.

FOR PHOTOGRAPHERS AND CONTENT DEVELOPERS:

     DIRECT MAIL

     Our plan is to create a monthly direct mail marketing campaign targeted toward photographers and content developers, where we mail out a monthly oversized postcard with a branded message that we anticipate will attract photographers to the site, which in turn could lead to submission of images to our database.

     BANNER ADVERTISING

     We plan to identify, design and place several banner ads on popular photographic and other industry related websites advertising our "Call for Entries". The banner ad will allow users to click-through to a specific landing page on our website.

     EMAIL ADVERTISING

     We plan to produce an email newsletter that will be sent to registered members of MavenStock.com. In addition, we plan to purchase several lists of email addresses from industry related publications and specialty website (non-spam). Recipients of these emails can opt out at anytime by selecting the appropriate link in the body of the email.

     PROFESSIONAL ASSOCIATIONS & SPONSORSHIPS

     We plan to work at establishing relationships with several professional photography associations and market our services to their members. We will create special incentives to entice their members to join our contributor program. We may also sponsor certain events and functions with these alliance associations to further our brand awareness.

FOR VISUAL CONTENT USERS:

     DIRECT MAIL

     Our plan is to create a quarterly direct mail marketing campaign targeted toward visual content purchasers (art directors, graphic designers). We plan to mail out a quarterly pocket size calendar and postcard with a branded message that we anticipate will attract visual content customers to the site, which in turn could lead to the purchase of images contained in our database.

     BANNER ADVERTISING

     Our company plans to identify and place several banner ads on popular creative resource websites, advertising our collection of affordable "Royalty Free Images". The banner ad will allow users to click-through to a specific landing page on our website to begin their image or content search.

     PROFESSIONAL ASSOCIATIONS & SPONSORSHIPS

     We plan to work at establishing relationships with several professional creative and design associations and market our services to their members. We may also sponsor certain events and functions with these alliance associations to further our brand awareness.

DISTRIBUTION METHODS

Maven Media plans to market to photographers and visual content developers (illustrators, graphic designers, animators and cinematographers and other visual artists) to seek inventory for sales to visual content users (advertising companies, art directors and graphic designers).

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

We have not publicly announced any new products.

COMPETITION

We expect to face significant competition in the stock content media industry. This would include larger stock content media companies such as Gettyimages.com and istockphoto.com who have greater financial, marketing and other resources, as well as more experience in the stock content media industry.

We cannot guarantee that we will be able to compete effectively and because we have not yet begun operations we do not have a competitive position relative to these other companies. Our competitors include gettyimages.com, istockphoto.com and snapvillage.com. Our operations and our ability to generate revenues will be harmed if we are unable to establish a reputation as a provider of quality royalty-free stock content.

SOURCES AND AVAILABILITY OF PRODUCTS

The Company has identified numerous photographers, illustrators, graphic designers, animators, cinematographers and other visual artists who will be contacted to supply content for MavenStock images. We anticipate utilizing many different sources of royalty-free stock content to add to our library of stock media images.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We feel that because of the potential wide base of customers for our services, we will not rely on one or few major customers.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS

We are not required to apply for or have any government approval for our product or service.

GOVERNMENT AND INDUSTRY REGULATION

We will be subject to federal laws and regulations that relate directly or indirectly to our operations including securities laws. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

RESEARCH AND DEVELOPMENT EXPENDITURES

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

ENVIRONMENTAL LAWS

Our operations are not subject to any environmental laws.

REPORTS TO SECURITY HOLDERS

We will voluntarily make available an annual report including audited financials on Form 10-K to security holders. We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding Maven Media Holdings and filed with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE NO OPERATING HISTORY OR GENERATED ANY REVENUES. AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLAN.

Maven Media Holdings, Inc. was incorporated March 11, 2008 and we have only recently commenced our business operations, and we have not yet realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase.

ADRIENNE HUMPHREYS, OUR SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY 10 HOURS PER WEEK TO COMPANY MATTERS. SHE IS INVOLVED IN OTHER BUSINESS ACTIVITIES WHICH COULD RESULT IN A POSSIBLE CONFLICT OF INTEREST. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE SHE MAY HAVE. THIS COULD RESULT IN HER INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Our business plan does not provide for the hiring of any additional employees until sales will support the expense. Until that time the responsibility of developing the company's business and fulfilling the reporting requirements of a public company all fall upon Adrienne Humphreys. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. In the event she is unable to fulfill any aspect of her duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS AND ARE TOTALLY DEPENDENT UPON FUTURE REVENUES TO FUND OUR BUSINESS. IF WE DO NOT GENERATE REVENUE, WE WILL HAVE TO SEEK ALTERNATIVE FINANCING TO CONTINUE OUR BUSINESS PLANS OR ABANDON THEM.

The only cash currently available is our $20,504 cash in the bank. In the event we do not generate revenue from our business there can be no assurance that we would be able to raise the additional funding needed to continue our business plans or that unanticipated costs will not increase our projected expenses for the coming year. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

OUR CONTINUED OPERATIONS DEPEND ON THE DIGITAL CONTENT PROVIDERS AND DEVELOPERS' ACCEPTANCE OF OUR DIGITAL CONTENT POLICY. IF THEY DO NOT CONTRIBUTE ROYALTY-FREE MEDIA CONTENT, WE CANNOT ESTABLISH A CUSTOMER BASE, WE MAY NOT BE ABLE TO GENERATE ANY REVENUES, WHICH WOULD RESULT IN A FAILURE OF OUR BUSINESS AND A LOSS OF ANY INVESTMENT YOU MAKE IN OUR SHARES

The ability to develop an inventory of royalty-free stock images and media content as well as locating customers willing to purchase our visual content is critically important to our success. (Royalty-free stock content (photography, video, illustration and sound loops) is content that can be acquired through a "one-time license" fee, which gives the purchaser the right to use according to the terms of the license.) We cannot be certain that a demand for our content media will ever develop and we may never realize any revenues. In addition, there are no assurances that if we make alterations to services we provide, our company will be successful in increasing sales and this could adversely affect our business and any possible revenues.

THE LOSS OF ADRIENNE HUMPHREYS COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR SERVICES, WHICH COULD RESULT IN A LOSS OF REVENUES.

Our performance is substantially dependent upon the professional expertise of our President, Adrienne Humphreys. Ms. Humphreys has extensive contacts and experience in the digital media industry and we are dependent on her ability to develop and market our services. If she were unable to perform her services, this loss could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace her with another individual qualified to develop and market our digital services. The loss of her services could result in a loss of revenues, which could result in a reduction of the value of our shares.

THE ROYALTY-FREE STOCK PHOTOGRAPHIC CONTENT INDUSTRY IS HIGHLY COMPETITIVE. IF WE CANNOT DEVELOP AND MARKET CONTENT IMAGES THAT THE CREATIVE PROFESSIONAL IS WILLING TO PURCHASE, WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY, AND OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NEVER BE ABLE TO GENERATE ANY REVENUES.

The royalty-free stock photographic content industry is intensely competitive. We will compete against a number of larger well-established companies with greater name recognition, a more comprehensive offering of services, and with substantially larger resources than ours; including financial and marketing. In addition to these large competitors there are numerous smaller operations that have developed and are marketing digital stock content. Our competitors include, by way of example, gettyimages.com, istockphoto.com and veer.com. If we cannot successfully compete in this highly competitive industry, we may never be able to generate revenues or become profitable.

THERE ARE NO SUBSTANTIAL BARRIERS OF ENTRY INTO THE ROYALTY-FREE STOCK PHOTOGRAPHIC CONTENT INDUSTRY AND BECAUSE WE DO NOT CURRENTLY HAVE ANY PATENT OR TRADEMARK PROTECTION FOR OUR PROPOSED SERVICES, THERE IS NO GUARANTEE SOMEONE ELSE WILL NOT DUPLICATE OUR IDEAS AND BRING THEM TO MARKET BEFORE WE DO, WHICH COULD SEVERELY LIMIT OUR PROPOSED SALES AND REVENUES.

We believe our stock photographic content services are unique and desirable; however, we currently have no patents or trademarks for our services or brand name. As business operations become established, we may seek such protection; however, we currently have no plans to do so. Since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our web site design or functionality, end user license agreement or marketing materials. Any encroachment upon our corporate information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or determine the validity and scope of the proprietary rights of others. Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property. We currently utilize space provided to us on a rent free basis from our officer and director, Adrienne Humphreys, at 1649 Dartmouth Street, Chula Vista, CA 91913. Management believes the current premises are sufficient for its needs at this time.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended March 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On September 19, 2008 our common stock was listed for trading on the OTC Bulletin Board under the symbol MVMH. There has been no active trading market established as of the March 31, 2009.

As of March 31, 2009, we have 3,000,000 shares of $0.0001 par value common stock issued and outstanding held by 26 shareholders of record.

The stock transfer agent for our securities is Signature Stock Transfer, 2632 Coachlight Court, Plano, TX.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We have generated no revenues since inception and have incurred $19,996 in expenses through March 31, 2009.

The following table provides selected financial data about our company for the year ended March 31, 2009 and 2008.

             Balance Sheet Data:           3/31/09          3/31/08
             -------------------           -------          -------

             Cash                          $20,504          $10,500
             Total assets                  $20,504          $10,500
             Total liabilities             $   500              500
             Shareholders' equity          $20,004          $10,000

On March 31, 2008 Ms. Humphreys purchased the 2,000,000 shares of our common stock at a price of $.005 per share for a total of $10,000. On July 16, 2008 we closed our offering of 1,000,000 shares pursuant to our registration statement on Form S-1, which became effective on May 22, 2008. On July 16, 2008 we sold 1,000,000 shares of our par value $0.0001 common stock to a group of 25 investors for total proceeds of $30,000.

 We incurred operating expenses of $19,996 and $0 for the years ended March 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at March 31, 2009 was $20,504, total assets were $20,504 and outstanding liabilities were $500. Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, which would include miscellaneous office expenses, bookkeeping and audit fees. There are no formal commitments or arrangements with our director to advance or loan funds. We are a development stage company and have generated no revenue to date. We estimate our current cash balance of $20,504 will be sufficient for the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

The following milestones are estimates only. The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs. Our 12 month budget is based on minimum operations which will be completely funded by the $30,000 raised through our offering. If we begin to generate profits we will increase our sales activity accordingly. While we have been vigorously pursuing our business plan we are not having positive feedback from the photographers we have been contacting and we may no longer be able to continue with our business operations as detailed in our original business plan because of a lack of financial results and a lack of available financial resources.

While we have continued to pursue our original business plan management has begun looking for other potential business opportunities that might be available to the Company. Our management is analyzing various alternatives available to our Company to ensure our survival and to preserve our shareholder's investment in our common shares. We can make no assurances that we will be able to identify such a business opportunity or complete such a transaction.

Because our business is client-driven, our revenue requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We plan to complete our milestones as follows:

APRIL - JUNE, 2009

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

JULY - SEPTEMBER, 2009

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

OCTOBER - DECEMBER, 2009

Complete public resale design interface and begin programming the e-commerce services of the website. Continue with the marketing campaign targeting professional and amateur photographers in an effort to promote MavenStock.com's assisted sales services. Seek and establish association with several professional photography associations as well as professional creative and design associations for marketing Maven Media's services to their members. (Cost estimate - $4,000)

JANUARY - MARCH, 2010

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

Total $14,000

ITEM 8. FINANCIAL STATEMENTS


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Maven Media Holdings, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Maven Media Holdings, Inc. (A Development Stage Company) as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2009 and the period since inception March 11, 2008 through March 31, 2008 and since inception on March 11, 2008 through March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maven Media Holdings, Inc. (A Development Stage Company) as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2009 and the period since inception March 11, 2008 through March 31, 2008 and since inception on March 11, 2008 through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has an accumulated deficit of $19,996, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Moore & Associates, Chartered
---------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
May 22, 2009


 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                       Year ended           As of
                                                                        March 31,          March 31
                                                                          2009               2008
                                                                        --------           --------
ASSETS

Current Assets
  Cash                                                                  $ 20,504           $ 10,500
                                                                        --------           --------
Total Current Assets                                                      20,504             10,500

Fixed Assets
  Total Fixed Assets                                                           0                  0
                                                                        --------           --------

Total Assets                                                            $ 20,504           $ 10,500
                                                                        ========           ========

LIABILITIES

Current Liabilities
  Loan from director                                                    $    500           $    500
  Account Payables                                                             0                  0
                                                                        --------           --------
Total Current Liabilities                                                    500                500
                                                                        --------           --------

Long term Liabilities                                                          0                  0
                                                                        --------           --------

Total Liabilities                                                            500                500
                                                                        ========           ========
EQUITY
  80,000,000 Common Shares Authorized at $.0001 Par value
  3,000,000 and 2,000,000 common shares issued and outstanding               300                200
  Additional Paid in Capital                                              39,700              9,800
  Accumulated Deficit during Development Stage                           (19,996)                 0
                                                                        --------           --------
Total Stockholders Equity                                                 20,004             10,000
                                                                        --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                               $ 20,504           $ 10,500
                                                                        ========           ========


   The accompanying notes are an integral part of these financial statements.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                  For the period from     For the period from
                                                                     March 11, 2008          March 11, 2008
                                                  Year ended          (inception)             (inception)
                                                   March 31,            March 31,               March 31,
                                                     2009                 2008                    2009
                                                  ----------           ----------              ----------
Revenue                                           $        0           $        0              $        0
                                                  ----------           ----------              ----------
Expenses
  Accounting & Legal Fees                              9,950                    0                   9,950
  Administrative                                      10,121                    0                  10,121
  Bank Service Charge                                      0                    0                       0
                                                  ----------           ----------              ----------
Total Expenses                                        20,071                    0                  20,071
                                                  ----------           ----------              ----------

Other Income (expenses)                                   75                    0                      75
                                                  ----------           ----------              ----------
                                                          75                    0                      75
Income
  Interest Income
  Provision For Income Taxes                               0                    0                       0
                                                  ----------           ----------              ----------

Net Income (Loss)                                 $  (19,996)          $        0              $  (19,996)
                                                  ==========           ==========              ==========


Basic & Diluted (Loss) per Share                      (0.000)              (0.000)                 (0.000)
                                                  ----------           ----------              ----------

Weighted Average Number of Common Shares           2,706,849            2,000,000
                                                  ----------           ----------


   The accompanying notes are an integral part of these financial statements.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                From Inception March 11, 2008 to March 31, 2009

                                                                                                    Deficit
                                                                                                  Accumulated
                                            Common Stock          Preferred Stock                   During
                                         -------------------    -------------------    Paid in    Development      Total
                                         Shares       Amount    Shares       Amount    Capital       Stage        Equity
                                         ------       ------    ------       ------    -------       -----        ------
Balance at Inception on
 March 11, 2008                              --       $   --         --      $   --   $     --     $      --     $     --
                                      ---------       ------    -------      ------   --------     ---------     --------
Common Shares issued to founders
 on 3/31/08 @ $0.005 per share,
 par value .0001                      2,000,000          200         --          --      9,800                     10,000

Net (Loss) for the period from
 inception on March 11, 2008 to
 March 31, 2008                                                                                           --           --
                                      ---------       ------    -------      ------   --------     ---------     --------
Balance, March 31, 2008               2,000,000          200         --          --      9,800            --       10,000
                                      =========       ======    =======      ======   ========     =========     ========
Common Shares issued to individuals
 on 7/16/08 @ $0.03 per share, par
 value .0001                          1,000,000          100                            29,900                     30,000

Net (Loss) for the year ending
 March 31, 2009                                                                                      (19,996)     (19,996)
                                      ---------       ------    -------      ------   --------     ---------     --------
Balance, March 31, 2009               3,000,000       $  300    $    --      $   --   $ 39,700     $ (19,996)    $ 20,004
                                      =========       ======    =======      ======   ========     =========     ========


   The accompanying notes are an integral part of these financial statements.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                          For the period from    For the period from
                                                                             March 11, 2008         March 11, 2008
                                                            Year ended        (inception)            (inception)
                                                             March 31,          March 31,              March 31,
                                                               2009               2009                   2009
                                                             --------           --------               --------
OPERATING ACTIVITIES
  Net Income (Loss)                                          $(19,996)          $      0               $(19,996)
  Accounts Payable                                                  0                  0                      0
                                                             --------           --------               --------
NET CASH USED IN OPERATING ACTIVITIES                         (19,996)                 0                (19,996)

FINANCING ACTIVITIES
  Investing Activities                                              0                  0                      0
  Loan from Officer                                                 0                500                    500
  Common Shares Issued to Founders, @ $0.005 Per Share              0             10,000                 10,000
  Common Shares Issued to Individuals @ $0.03 Per Share        30,000                  0                 30,000
                                                             --------           --------               --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                      30,000             10,500                 40,500

Net Cash                                                       10,004             10,500                 20,504

Cash at Beginning of Period                                    10,500                  0                      0
                                                             --------           --------               --------

CASH AT END OF PERIOD                                        $ 20,504           $ 10,500               $ 20,504
                                                             ========           ========               ========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
  Interest Expense                                           $      0           $      0               $      0
                                                             --------           --------               --------
  Income Taxes                                               $      0           $      0               $      0
                                                             --------           --------               --------


   The accompanying notes are an integral part of these financial statements.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Maven Media Holdings, Inc. (the Company) was incorporated on March 11, 2008 under the laws of the State of Delaware. The Company plans to enter into the stock photographic image online sales industry and create an affiliate-based website, branded "Mavenstock.com" where the company's photographic content database is available for viewing, purchasing and downloading.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using both straight-line method over the estimated useful lives of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some of all of the deferred tax assets will not be realized.

The provision for income taxes differs form the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

                                                         As of March 31, 2009
                                                         --------------------

              Income tax expense at statutory rate              $6,799
              Valuation allowance                                6,799
                                                                ------
              Income tax expense per books                      $    0
                                                                ======

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial accounting Standards Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

INVESTMENTS

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

PER SHARE INFORMATION

The Company computes per share information in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during such period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has basic and diluted loss per share of $0.0001.

ADVERTISING AND MARKETING

There were no advertising and marketing expenses since inception.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 4 - CONCENTRATIONS OF RISKS

CASH BALANCES

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES,) ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued

acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $19,996 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Adrienne Humphreys, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, Ms. Humphreys has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due Ms. Humphreys was $500 on March 31, 2009.

NOTE 8 - STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

                           Maven Media Holdings, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2009:

Common Stock, $ 0.0001 par value: 80,000,000 shares authorized; 3,000,000 shares issued and outstanding.

On March 31, 2008, the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $10,000.

On July 16, 2008, the Company issued a total of 1,000,000 shares of common stock to one individuals for cash in the amount of $0.03 per share for a total of $30,000.

As of March 31, 2009 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 10 - SUBSEQUENT EVENTS

On May 6, 2009, Maven Media Holdings, Inc. entered into an Agreement and Plan of Merger with Waste2Energy Acquisition Co., a Delaware corporation and a wholly owned subsidiary of the Company and Waste2Energy, Inc., a Delaware corporation. Pursuant to the Merger Agreement, on the closing date of the merger, the subsidiary will merge with and into Waste2Energy, Inc. which will be the surviving company and a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, upon completion of the Merger, the Company will issue 45,819,395 shares of the Company's common stock to the shareholders of Waste2Energy, Inc. in exchange for 100% of the issued and outstanding capital stock of Waste2Energy, Inc. The 45,819,395 Acquisition Shares represent approximately 98% of the Company's aggregate issued and outstanding common stock, after cancellation of 2,000,000 outstanding shares owned by a director. Pursuant to the Merger Agreement, holders of Waste2Energy's issued and outstanding warrants to purchase 17,660,000 shares of common stock at prices ranging from $0.10 to $0.75 will have their warrants cancelled and the Company will issue them identical warrants to purchase shares of the Company's common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On May 6, 2009, Maven Media Holdings, Inc. entered into an Agreement and Plan of Merger with Waste2Energy Acquisition Co., a Delaware corporation and a wholly owned subsidiary of the Company and Waste2Energy, Inc., a Delaware corporation. Pursuant to the Merger Agreement, on the closing date of the merger, the subsidiary will merge with and into Waste2Energy, Inc. which will be the surviving company and a wholly-owned subsidiary of the Company.

Pursuant to the Merger Agreement, upon completion of the Merger, the Company will issue 45,819,395 shares of the Company's common stock to the shareholders of Waste2Energy, Inc. in exchange for 100% of the issued and outstanding capital stock of Waste2Energy, Inc. The 45,819,395 Acquisition Shares represent approximately 98% of the Company's aggregate issued and outstanding common stock, after cancellation of 2,000,000 outstanding shares owned by a director. Pursuant to the Merger Agreement, holders of Waste2Energy's issued and outstanding warrants to purchase 17,660,000 shares of common stock at prices ranging from $0.10 to $0.75 will have their warrants cancelled and the Company will issue them identical warrants to purchase shares of the Company's common stock.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and titles of our executive officers and director are as follows:

     Name and Address of Executive
       Officer and/or Director           Age                Position
       -----------------------           ---                --------

     Adrienne Humphreys                  39      President, Secretary, Treasurer
     1649 Dartmouth Street                       and Director
     Chula Vista, CA  91913

Ms. Humphreys is the promoter of Maven Media Holdings, Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until her successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Delaware Revised Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and/or director, Ms. Adrienne Humphreys. Ms. Humphreys currently devotes approximately 10 hours per week to company matters. Ms. Humphreys intends to devote as much time as the Board of Directors deem necessary to manage the affairs of the company.

Ms. Humphreys has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with her purchase or sale of any securities.

Ms. Humphreys has not been convicted in any criminal proceeding (excluding traffic violations) nor is she subject of any currently pending criminal proceeding.

We will conduct our business through agreements with photographers and other content media providers, consultants and arms-length third parties. Currently, we have no formal agreements in place.

RESUME

ADRIENNE HUMPHREYS serves as President, Secretary and Treasurer of Maven Media Holdings, Inc. since March 11, 2008 (inception) to current. From August, 2001 to current, Ms. Humphreys serves as creative director and co-founder of FocalScape, Inc., a multi media creative design company in San Diego, CA. From January, 2006 to December, 2007, she served as Director of Focalscape Media Corp., San Diego, CA. From October, 1999 through August, 2005, she served as president and director of Tasco International, Inc., a publicly listed company on the OTCBB. She has over 20 years experience in the media graphic design and other visual content development and holds 15 numerous creative design and advertising awards including 12 Telly Awards in 2005 for best editing, best art direction, best use of special effects, best use of digital graphics and best use of animation. She holds a certificate of completion of media and visualization design from the University of California San Diego located in La Jolla, CA.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Our current director and officer is Adrienne Humphreys.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through to March 31, 2009:

                                            Annual Compensation                 Long Term Compensation
                                     ---------------------------------    ---------------------------------
                                                                          Restricted
                                                          Other Annual      Stock     Options/*    LTIP         All Other
Name             Title        Year   Salary($)   Bonus    Compensation     Awarded     SARs(#)   Payouts($)   Compensation
----             -----        ----   ---------   -----    ------------     -------     -------   ----------   ------------
Adrienne       President,     2008     $0         $0           $0            $0         $0          $0             $0
Humphreys      Secretary,     2009     $0         $0           $0            $0         $0          $0             $0
               Treasurer,
               and Director

There are no current employment agreements between the company and its officer/director.

On March 31, 2008, a total of 2,000,000 shares of common stock were issued to Ms. Adrienne Humphreys in exchange for cash in the amount of $10,000 or $0.005 per share. The terms of this stock issuance was as fair to the company, in the opinion of the board of director, as if it could have been made with an unaffiliated third party.

Ms. Humphreys currently devotes approximately 10 hours per week to manage the affairs of the company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                               Amount and Nature      Percentage of
                                                                 of Beneficial           Common
Title of Class     Name and Address of Beneficial Owner            Ownership             Stock(1)
--------------     ------------------------------------            ---------             --------
Common Stock           Adrienne Humphreys, Director                2,000,000
                       1649 Dartmouth Street                        Direct                 66.6%
                       Chula Vista, CA  91913

Common Stock           Officer and/or director as a Group          2,000,000               66.6%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2009. As of March 31, 2009, there were 3,000,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ms. Humphreys was not paid for any underwriting services that she performed on our behalf with respect to our recent offering. She will also not receive any interest on any funds that she may advance to us for expenses incurred.

On March 31, 2008, a total of 2,000,000 shares of Common Stock were issued to Ms. Humphreys in exchange for $10,000, or $0.005 per share. All of such shares are "restricted" securities, as that term is defined by the Securities act of 1933, as amended, and are held by a director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $8,000 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended March 31, 2009.

For the year ended March 31, 2008, there were no fees paid for audit related services, tax or other services.

                                     PART IV

ITEM 15. EXHIBITS

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

May 26, 2009        Registrant:  Maven Media Holdings, Inc.


                    By: /s/ Adrienne Humphreys
                       ---------------------------------------------------------
                       Adrienne Humphreys
                       President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer
                       and Sole Director