Form 10-Q
period 2009-06-30
Waste2Energy Holdings, Inc.
filed 2009-10-01
CIK 1432244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

 /  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER 333-151108

WASTE2ENERGY HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2255797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Chick Springs Road, Suite 218, Greenville, South Carolina	29609
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (864) 679-1625

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/  No / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes / / No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 28, 2009, there were 47,977,850 outstanding shares of the Registrant's Common Stock, $.001 par value.

WASTE2ENERGY HOLDINGS, INC.

PART I Financial Information

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE FINANCIAL STATEMENTS.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND MARCH 31, 2009

ASSETS	June 30,2009 (Unaudited)	March 31, 2009
CURRENT ASSETS:
Cash	$54,543	$27,360
Contracts receivable	12,000	53,250
Unbilled amounts due on uncompleted contracts	259,740	118,123
Deferred job costs	137,018	-
Other current assets	172,683	167,435
Current assets from discontinued operations	1,090	1,413
Total current assets	637,074	367,581
Equipment, net	19,962	-
Investment in Enerwaste Europe, Ltd.	-	-
Security deposits	3,372	2,971
TOTAL ASSETS	$660,408	$370,552
LIABILITIES AND STOCKHOLDERS' DEFICIT CURRENT LIABILITIES:
Notes payable	$1,515,468	$2,279,828
Accounts payable	973,509	659,155
Accrued expenses	668,055	2,948,931
Deferred revenue	41,250	41,250
VAT payable	14,617	8,354
Due to related parties	442,485	388,368
Other current liabilities	-	53,005
Current liabilities from discontinued operations	286,972	297,271

Total current liabilities	3,942,356	6,676,163

TOTAL LIABILITIES	3,942,356	6,676,163

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT:
Common stock, $.0001 par value, 80,000,000 shares authorized, 49,451,520 and 41,152,100 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	4,945	4,115
Additional paid in capital	16,970,932	12,514,724
Foreign currency translation adjustment	(118,370)	(92,101)
Accumulated deficit	(20,139,455)	(18,732,349)
TOTAL STOCKHOLDERS' DEFICIT	(3,281,948)	(6,305,611)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$660,408	$370,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008
Contract revenues	$770,388	$-
Contract costs	(770,550)	-
GROSS LOSS	(162)	-
Operating expenses	1,859,146	1,972,637
OPERATING LOSS	(1,859,308)	(1,972,637)
OTHER INCOME (EXPENSE):
Interest expense	(426,395)	-
Interest income	132	2,256
Loss on deemed extinguishment of debt	(669,082)	-
Foreign currency exchange gains	36,576	-
Loss on equity method investment in EnerWaste Europe, Ltd.	-	(506,757)
Gain on legal settlement	1,510,995	-
TOTAL OTHER INCOME (EXPENSE), NET	452,226	(504,501)
Loss from continuing operations before benefit from income taxes	(1,407,082)	(2,477,138)
Benefit from income taxes	-	49,187
LOSS FROM CONTINUING OPERATIONS	(1,407,082)	(2,427,951)
LOSS FROM DISCONTINUED OPERATIONS	(24)	(38,496)
NET LOSS	(1,407,106)	(2,466,447)
Foreign currency translation adjustment	(118,370)	823,366
COMPREHENSIVE LOSS	$(1,525,476)	$(1,643,081)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$(0.03)	$(0.07)
Discontinued operations	-	-
Net loss per common share	$(0.03)	$(0.07)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	46,754,294	33,010,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008
Operating activities:
Loss from continuing operations	$(1,407,082)	$(2,427,951)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Foreign currency exchange gains	(36,576)	-
Equity in loss on investment in EnerWaste Europe, Ltd	-	506,757
Amortization of discount on notes payable	120,951	186,934
Amortization of deferred financing costs	149,069	-
Loss on deemed extinguishment of debt	669,082	-
Warrants issued for consulting services	57,104	440,686
Warrants issued for compensation	-	995,006
Common stock issued for consulting services	585,000	150,000
Deferred taxes	-	(49,187)
Gain on legal settlement	(1,510,995)	-
Changes in assets and liabilities:
Due from escrow agent	-	373,582
Contracts Receivable	64,472	-
Cost and estimated earnings in excess of billings on uncompleted contracts	(154,051)	-
Deferred job costs	(137,018)	-
Other assets	(133,796)	500
Accounts payable	534,018	-
Accrued expenses	(60,520)	(9,929)
VAT payable	194	-
Due to related parties	22,470	(126,754)
Net cash used in operating activities	(1,237,678)	(147,290)
Investing activities:
Purchase of equipment	(19,962)	-
Cash acquired in acquisition	-	718
Net cash (used in) provided by investing activities	(19,962)	718

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008
Financing activities:
Proceeds from notes payable, net of financing costs	1,104,000	-
Principal payments on note payable	(500,000)	(64,492)
Consideration for cancellation and return of common stock	(20,000)	-
Issuance of common stock in private placement	-	56,364
Fees in connection with acquisition of public shell	(210,000)	-
Issuance of common stock in private placement, net of financing costs	825,610	-
Net cash provided by (used in) financing activities	1,199,610	(8,128)
Discontinued operations:		-
Operating cash flows	(10,000)	48,494
Net cash (used in) provided by discontinued operations	(10,000)	48,494
Effect of exchange rate changes on cash	95,213	(215,704)
Net increase (decrease) in cash	27,183	(321,910)
Cash -- beginning	27,360	723,655
CASH -- ENDING	$54,543	$401,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1.	THE COMPANY

The terms "we," "ours," "us," and “Company” refer to Waste2Energy Holdings, Inc. and its subsidiaries.

Organization

We are a “cleantech” acquisition and technology company. We target waste to energy technologies that generate “green power” converting waste streams, traditionally destined for landfill, into clean, renewable energy.  The Company seeks small footprint, simple, cost effective technologies that are scalable, modular, environmentally friendly and robust enough to operate in harsh and remote environments.  The Company is forging strategic alliances for the regional fabrication and manufacturing of its BOSTM systems and the development of sales and distribution channels.

On May 6, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Waste2Energy Acquisition Co., a Delaware corporation and wholly owned subsidiary of the Company (the “Subsidiary”) and Wate2Energy, Inc. ("W2E").   On May 28 2009, the Company, Subsidiary and W2E entered into Amendment No. 1 to the Merger Agreement (“Amendment No. 1.”).  Pursuant to Amendment  No. 1, the definition of Acquisition Shares was revised to mean 45,981,770 shares of W2E and Section 5.19(e) of the Merger Agreement was revised to note that the issued and outstanding share capital of W2E consists of 45,981,770  issued and outstanding shares.  (The Merger Agreement as amended by Amendment No. 1 is hereinafter referred to as the “Merger Agreement”). Pursuant to the Merger Agreement, on May 28, 2009 (the “Closing”), the Subsidiary merged with and into W2E resulting in W2E’s becoming a wholly-owned subsidiary of the Company (the “Merger”). The Merger was accounted for as a reverse merger and recapitalization. Pursuant to the Merger Agreement, the Company issued 45,981,770 shares of common stock (the “Common Stock”) of the Company (the “Acquisition Shares”) to the shareholders of W2E, representing approximately 96% of the issued and outstanding Common Stock following the closing of the Merger and the sale of  Units (as defined below) concurrently with the Closing, and warrants to purchase 18,760,00 shares of Common Stock (the “Acquisition Warrants”) to the warrant holders of W2E at exercise prices ranging from $.10 to $.75. Pursuant to the Merger Agreement, the outstanding shares of common stock and warrants to purchase shares of common stock of W2E were cancelled.  Subsequent to the closing of the Merger, the Company will continue W2E’s operations. In July 2009, the name was changed to Waste2Energy Holdings, Inc.  On the Closing, the Company sold in a private placement 254,500 units (the “Units”) to investors (the “Investors”), each Unit consisting of (i) three (3) shares of Common Stock and (ii) a three-year warrant (the “Warrants”) to purchase three (3) additional shares of Common Stock at an exercise price of $1.25 per share, at a purchase price of $2.00 per Unit and, as a result, the Company received gross proceeds of approximately $509,000 and issued the Investors an aggregate of 763,500 shares of Common Stock and Warrants to purchase 763,500 shares of Common Stock (the “Warrant Shares”). The Warrants may not be exercised to the extent such exercise would cause the holder of the Warrant, together with its affiliates, to beneficially own a number of shares of Common Stock which would exceed 4.99% of the Company’s then outstanding shares of Common Stock following such exercise.

The private placement was terminated in September 2009 and, including the units sold in May 2009, the Company has raised approximately $1,200,465 from the offering. In July and August 2009, the Company issued $2,500,000 of Debentures due 90 days from the date of issuance. This debt bears interest at 10% and was used to refinance existing debt and to fund operating expenses.

Management believes the Company’s ability to continue operations is dependent on its ability to raise capital.  If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its operations, suspending the pursuit of its business plan, and controlling overhead expenses.  The Company cannot provide any assurance that it will raise additional capital as necessary nor can it provide any assurance that new financing will be available to it on acceptable terms, if at all.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments, (including normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2010.  This form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements in our Form 8K-A for the year ended March 31, 2009 which was October 1, 2009.

All significant intercompany accounts and transactions have been eliminated in consolidation.  Significant events which occurred subsequent to June 30, 2009, and prior to our filing date, have been disclosed in Note 11, Subsequent Events.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 2.	LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT'S PLANS

The Company incurred a net loss from continuing operations of $1,407,082 and used $1,237,678 of cash in continuing operations for the three months ended June 30, 2009.  At June 30, 2009, the Company had a working capital deficit of $3,305,282 and a $20,139,455 accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities should the Company be unable to continue as a going concern.

On May 28, 2009, simultaneous with the Merger, the Company also initiated a private placement offering (“May Private Placement”) of up to 4,000,000 units (“Units’). Each Unit consists of (i) three shares of common stock, par value $0.001 per share and (ii) a three-year warrant to purchase three additional shares of common stock at an exercise price of $1.25 per share. This offering was closed in September 2009 and the Company raised approximately $1,200,465 of capital with this transaction. The Company cannot provide any assurance that it will successfully raise any additional capital.

Management believes that the funds the Company has raised, and the funds it expects to generate from operations, and its ability to raise additional capital, may enable it to sustain the business through June 30, 2010.  If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its operations, suspending the pursuit of its business plan, and controlling overhead expenses.  The Company cannot provide any assurance that it will raise additional capital as necessary nor can it provide any assurance that new financing will be available to it on acceptable terms, if at all.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period.  The Company evaluates all of its estimates on an on-going basis. Significant estimates and assumptions include the valuation of acquired assets including the establishment of a deferred tax liability, the useful lives of acquired intangible assets and the valuation of equity instruments.  In addition, the Company’s business involves making significant estimates and assumptions in the normal course of business relating to its contracts and the long-term duration of a contract cycle. The most significant estimates with regard to its contracts relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts, as well as estimating the allowance for doubtful accounts with respect to contracts receivable.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, actual results could differ in the near term from these estimates, and such differences could be material.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to credit risk include cash. At times, our cash may be in uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

The Company places its cash with various financial institutions and has not experienced any losses on these accounts.

For the three months ended June 30, 2009, substantially all the Company's revenues were derived from one contract.  For the three months ended June 30, 2008, the Company did not have any revenues.  Further, for the three months ended June 30, 2008, and included in the Company’s loss on investment in Enerwaste Europe, Ltd. (“EWE”),  substantially all of EWE’s revenue was derived from one contract.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Financing Costs

Costs relating to obtaining the debt portion of private placement offerings and notes are capitalized and amortized over the term of the related debt using the straight-line method which approximates the interest method.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.  During the three month ended June 30, 2009, the Company incurred $45,000 in financing costs paid to third parties, in connection with the extension of outstanding loans and $143,520 in placement fees incurred in connection with the issuance of Notes payable. Accumulated amortization at June 30, 2009 was $24,601. Amortization of deferred financing costs charged to operations was $149,069 for the three months ended June 30, 2009.

Debt Extinguishment Accounting

The Company accounted for amendments to certain debt instruments to extended maturity dates, in accordance with the guidelines enumerated in EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” EITF 96-19 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt. EITF 96-19 further provides that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modification.

The Company evaluated its issuance of the note extensions and the related issuance of equity instruments to determine whether the modification for the change in the maturity date and the related issuance of equity instruments  resulted in the issuance of a substantially different debt instrument. The Company determined after giving effect to the changes in the extended due dates and the consideration paid to the debt holders, that the Company had issued substantially different debt instruments, which resulted in a constructive extinguishment of the original debt instrument. Accordingly, the Company recorded a loss on the extinguishment of debt in the amount of $669,082 which represented the value of additional equity instruments given to debt holders to extend the maturity.  The debt instrument charge is included in the accompanying statement of operations for the three months ended June 30, 2009 (See Note 8).

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three months ended June 30, 2009 and 2008 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

Warrants to purchase 18,760,000 and 8,400,000 shares of common stock, respectively, were excluded from the computation of basic and diluted net loss per share.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two class method described in paragraphs 60 and 61 of SFAS No. 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Non-Controlling Interest

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied. The adoption of SFAS 160 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Financial Instruments

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The adoption of EITF 07-5 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 165 during the first quarter of fiscal 2009 and as the pronouncement only requires additional disclosures, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through October 1, 2009, the date that these financial statements were issued.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our unaudited interim consolidated financial statements upon adoption.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 4.	CONTRACTS IN PROGRESS

The following is a summary of the contracts in progress at June 30, 2009:

Cost incurred on uncompleted contract	$4,237,457
Estimated loss on contract	(399,263)
3,838,194
Less: billings to date	(3,578,454)
$259,740

Estimated future losses on contracts in progress which are included in accrued expenses in the accompanying consolidated balance sheet amounted to $42,173 at June 30, 2009.  The one contract in progress has incurred cost overruns and other costs that the customer asserts should be part of the contract.  The Company and its customer intend to negotiate the settlement of these costs upon final completion of the contract.  Management cannot at this time estimate the ultimate outcome of the additional chargebacks by the customer or additional billings to be charged to the customer at June 30, 2009. (See Note 9)

Included in the following balance sheet captions:

Unbilled amounts due on uncompleted contracts	$259,740

NOTE 5.	ACQUISITION OF SUBSIDIARY AND DISCONTINUED OPERATIONS

On July 10, 2007, the Company entered into a stock purchase agreement pursuant to which the Company agreed to acquire 95% of the issued and outstanding shares of common stock of EWI.

Effective on the date of acquisition, the Company discontinued the operational segment of EWI and ceased all operations of EWI. The Company has utilized outsourced manufacturing and services to complete any contracts secured prior to the date of acquisition.  In addition, the Company has discontinued all of EWI’s product lines and terminated all vendor relationships. Accordingly, the results of activities for EWI are classified as discontinued operations in the accompanying consolidated financial statements.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 5.	ACQUISITION OF SUBSIDIARY AND DISCONTINUED OPERATIONS (CONTINUED)

A summary of EWI’s assets and liabilities from discontinued operations as of June 30, 2009 and March 31, 2009, and its results of discontinued operations for the three months ended June 30, 2009 and 2008 are as follows:

	June 30, 2009	March 31, 2009
Assets from discontinued operations
Cash	$1,090	$1,413
Other receivables	-	-
Prepaid expenses and other current assets	-	-
Current assets from discontinued operations	1,090	1,413

Liabilities from discontinued operations
Accounts payable and accrued expenses	160,420	170,719
Income taxes payable	126,552	126,552
Customer deposits	-	-
Current liabilities from discontinued operations	286,972	297,271

	June 30, 2009	June 30, 2008
Results of discontinued operations
Net revenue	$-	$43,766
Cost of revenue	-	(44,265)
Operating expenses	(25)	(59,156)
Interest income, net	1	343
Other income	-	985
Benefit from income taxes	-	19,831
Loss from discontinued operations	$(24)	$(38,496)

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 6.	NOTES PAYABLE

A summary of the notes payable as of June 30, 2009 and March 31, 2009 is as follows:

	June 30, 2009	March 31, 2009
Promissory Notes	$390,000	$1,508,898
Promissory Note - Private Placement Offering	804,000	500,000
Convertible Notes	350,000	100,000
Convertible Notes - Related Parties	50,000	-
Bridge Loans	200,000	200,000
Bridge Loans - Related Parties	25,000	25,000
Subtotal	1,819,000	2,333,898
Unamortized Discounts	(303,532)	(54,070)
Total Notes Payable, net of unamortized discounts	$1,515,468	$2,279,828

Promissory Notes

On November 7, 2007, the Company issued a promissory note in connection with the acquisition of EWI in the principal amount of $2,250,000. The promissory note bears interest at 8% per annum and was due to mature on May 8, 2008. The promissory note is secured by the Company’s 95% interest in EWI.  On April 21, 2009, the Company entered into a Release and Settlement Agreement (the “Settlement Agreement”) with the note holder. The terms of the Settlement Agreement state that within (i) ten days of the Company raising the first $2,000,000 of capital or (ii) 90 days from the date of the Settlement Agreement, whichever occurs first, the Company will pay $125,000 in full settlement of any and all amounts due under the July 10, 2007 Stock Purchase Agreement, as amended, the September 7, 2007 consulting agreement and the November 7, 2007 promissory note, as amended. In addition, the Company and the note holder released each other from any and all claims, as defined in the Settlement Agreement.

At June 30, 2009 and March 31, 2009, the principal balances of the promissory note amounted to $125,000 and $1,508,898, respectively. The Company has accrued unpaid interest of $0 and $127,097, respectively, which is included in accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2009 and March 31, 2009.  Interest expense amounted to $30,095 and $30,548 for three months ended June 30, 2009 and 2008, respectively.  As a result of the Settlement Agreement the loan balance and accrued interest was reduced by $1,383,898 and $127,097, respectively.  The note was repaid on July 17, 2009.

In April 2009, the Company entered into a promissory note for $265,000 with a vendor for previously provided services that had been included in accounts payable and accrued expenses.  The note was due in ninety days bearing interest at 10% per annum.   In September 2009 the due date of the note was extended through an amendment. The due date of the note is now been amended and repayment is now expected to be repaid using proceeds from future capital raises and/or operations.

Promissory Note – Private Placement Offering

On June 25, 2009, the Company issued notes in the aggregate amount of $804,000.  The notes bear interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, is due on September 25, 2009. The Company has obtained extension agreements on the notes which now mature on October 2, 2009.  The notes are automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $5,000,000. The Company issued 804,000 shares of its common stock to the payees.  The Company allocated a portion of the proceeds from the note to the common stock based on the relative fair value of the notes and common stock.  The relative fair value of the common stock, which amounted to $249,517, was recorded as a discount to the notes. This amount is being accreted to interest expense over the contracted term of the notes.  On September 30, 2009, the Company repaid in full $500,000 of the notes using proceeds from a private debt placement (Note 11).

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 6.	NOTES PAYABLE (Continued)

During the three months ended June 30, 2009, accretion of the discount amounted to $13,862, which was recorded as a component of interest expense in the accompanying condensed consolidated interim statements of operations.  As of June 30, 2009, the carrying value of the notes was $568,345.  Contractual interest expense under these notes amounted to $1,101 which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations and accrued interest payable included in accrued expenses in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2009.

In connection with issuance, the Company paid a placement agent $80,400 (10% of the amount of the notes issued) and a non accountable expense allowance equal to $24,120 (3% of the amount of the notes issued).  These costs have been recorded as deferred financing costs which are being amortized over the term of the notes.

Bridge Loans

The Company issued $375,000 of notes payable to eight individuals, including two related parties, from September 2008 through December 2008.  Of this amount, $150,000 has been repaid as of June 30, 2009.

During September 2008, the Company issued two notes payable in the aggregate amount of $50,000 (including a note issued to a shareholder of the Company for $25,000). The notes mature one year from the date of issuance. Additionally, the Company issued a $100,000 note payable in September 2008 which matured ninety days from the date of issuance.  The notes bear interest at 10% per annum and require the issuance of 300,000 shares of the Company’s common stock. The aggregate fair value of the 300,000 shares of the Company’s common stock was $150,000, or $0.50 per share.  The Company allocated a portion of the proceeds from the notes to the common stock based on the relative fair value of the notes and common stock.  The relative fair value of the common stock, which amounted to $75,000, was recorded as a discount to the notes. This amount is being accreted to interest expense over the contracted term of the notes.

Upon maturity, the note for $100,000 was satisfied through the issuance of 200,000 shares of the Company’s common stock.

During the three months ended June 30, 2009, accretion of the discount amounted to $6,311, which was recorded as a component of interest expense in the accompanying condensed consolidated statements of operations.  As of June 30, 2009, the carrying value of the notes was $45,214. Contractual interest expense under these notes amounted to $1,247 which was recorded as a component of interest expense in the accompanying condensed consolidated statements of operations.  Accrued interest payable in the amount of $3,993 is included in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2009.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 6.	NOTES PAYABLE (Continued)

On October 22, 2008, the Company issued a note payable in the amount of $25,000 to the CEO of the Company.  The note matures one year from the date of grant and bears interest at a rate of 10% per annum. Interest expense amounted to $555 which was recorded as a component of interest expense in the accompanying condensed consolidated statements of operations.  The note was paid in full on January 11, 2009.

During October, November and December 2008 the Company issued notes payable in the aggregate amount of $200,000 and warrants granting the holders the right to purchase up to 460,000 shares of common stock at $0.50 per share exercisable for a period of three years. The aggregate fair value of the warrants issued, amounted to $150,617, which was determined using the Black Scholes option pricing model at a range of $0.32 and $0.33 per warrant utilizing the following assumptions: expected volatility ranging from 105.15% to 110.91%, risk free interest rate ranging from 1.80% to 1.41%, expected term of three years and a market price of $0.50. The notes have a three month term and bear interest at a rate of 5% per annum. The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise.

The Company estimated the fair value of the warrants using the Black Scholes option pricing model.  Accordingly, the Company allocated a portion of the proceeds from the notes to the warrants.  The relative fair value of the warrants, which amounted to $84,420, was recorded as a discount to the notes.  This amount is being accreted to interest expense over the contracted term of the notes.

As of June 30, 2009, the carrying value of the notes was $175,000.  Contractual interest expense under these notes amounted to $2,182 which was recorded as a component of interest expense in the accompanying condensed consolidated statements of operations.  Accrued interest payable in the amount of $5,603 is included in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2009.

The maturity dates on notes in the aggregate amount of $175,000 scheduled to mature in January and February 2009 were extended to April and May 2009.  In connection with the extension of the maturity dates, the Company issued 175,000 shares of common stock valued at $78,750.  The remaining note in the principal amount of $25,000 was paid in full at maturity in February 2009. The notes were further extended to June 2009.  In connection with the second extension of the maturity dates, the Company issued 425,000 shares of common stock, valued at $191,250.  These notes were repaid in full on July 31, 2009.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 6.	NOTES PAYABLE (CONTINUED)

Convertible Note

On March 17, 2009, the Company issued a convertible note in the amount of $100,000. The note bears interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, and are due on June 17, 2009. The note is automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $2,000,000. The note is convertible at the option of the payee into shares of the Company’s common stock at a conversion price of $0.50 per share. In addition, the Company issued 150,000 shares of its common stock to the payee on April 1, 2009. The Company allocated a portion of the proceeds from the note to the common stock based on the relative fair value of the notes and common stock.  The relative fair value of the common stock, which amounted to $40,299, was recorded as a discount to the notes. This amount is being accreted to interest expense over the contracted term of the notes.  The Company did not make the final payment on the promissory note on June 17,  2009, but has obtained an extension of the note through November 4, 2009.  On September 30, 2009, the note was repaid in full.

During the three months ended June 30, 2009, accretion of the discount amounted to $34,166, which was recorded as a component of interest expense in the accompanying condensed consolidated statements of operations.  As of June 30, 2009, the carrying value of the notes was $100,000.  Contractual interest expense under these notes amounted to $2,493 which was recorded as a component of interest expense in the accompanying condensed consolidated statements of operations.  Accrued interest payable in the amount of $2,877 is included in accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2009.

On April 6, 2009, the Company issued a convertible note in the amount of $200,000.  The note bears interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, and are due on October 6, 2009. The note is automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $2,000,000. The note is convertible at the option of the payee into shares of the Company’s common stock at a conversion price of $0.50 per share. In addition, the Company issued 300,000 shares of its common stock to the payees.  The Company allocated a portion of the proceeds from the note to the common stock based on the relative fair value of the notes and common stock.  The relative fair value of the common stock, which amounted to $80,597, was recorded as a discount to the notes. This amount is being accreted to interest expense over the contracted term of the notes.

During the three months ended June 30, 2009, accretion of the discount amounted to $37,436, which was recorded as a component of interest expense in the accompanying condensed consolidated statements of operations.  As of June 30, 2009, the carrying value of the note was $156,839.  Contractual interest expense under the note amounted to $4,658 which was recorded as a component of interest expense in the accompanying condensed consolidated statements of operations and accrued interest payable included in accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2009.

On April 17, 2009, the Company issued a convertible note in the aggregate amount of $50,000 to its President and COO. The note bears interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, and are due on August 17, 2009. The note is automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $2,000,000. The note is convertible at the option of the payee into shares of the Company’s common stock at a conversion price of $0.50 per share. In addition, the Company issued 75,000 shares of its common stock to the payee. The relative fair value of the common stock, which amounted to $20,149, was recorded as a discount to the notes. This amount is being accreted to interest expense over the contracted term of the notes.  The note was paid in full in July 2009.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 6.	NOTES PAYABLE (CONTINUED)

During the three months ended June 30, 2009, accretion of the discount amounted to $12,222, which was recorded as a component of interest expense in the accompanying condensed consolidated statements of operations.  As of June 30, 2009, the carrying value of the note was $42,072.  Contractual interest expense under the note amounted to $1,014 which was recorded as a component of interest expense in the accompanying condensed consolidated statements of operations and accrued interest payable included in accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2009.

On April 17, 2009, the Company issued a convertible note in the aggregate amount of $50,000.  The note bears interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, is due on October 17, 2009. The notes are automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $2,000,000. In addition, the Company issued 75,000 shares of its common stock to the payee.   The relative fair value of the common stock, which amounted to $20,149, was recorded as a discount to the notes. This amount is being accreted to interest expense over the contracted term of the notes.

During the three months ended June 30, 2009, accretion of the discount amounted to $8,148, which was recorded as a component of interest expense in the accompanying condensed consolidated statements of operations.  As of June 30, 2009, the carrying value of the note was $37,999.  Contractual interest expense under the note amounted to $1,014 which was recorded as a component of interest expense in the accompanying condensed consolidated statements of operations and accrued interest payable included in accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2009.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 7.	ENERWASTE EUROPE, LTD

Bankruptcy of Enerwaste Europe, Ltd on February 19, 2009

The Company’s subsidiary, EWE, had significant operations in Iceland and historically paid a large proportion of its fixed costs in Icelandic Krona (ISK), while its sales are generally denominated in Euros and its reporting currency is the U.S. dollar. Beginning in the third quarter of 2008 and particularly in the first weeks of the fourth quarter, the effects of the global credit and financial crisis had a significant adverse effect on the Icelandic economy. In mid October 2008, the Icelandic parliament passed emergency legislation to minimize the impact of the financial crisis, resulting in the government takeover of the three largest Icelandic banks, including Glitnir Bank (“Glitnir”), with whom EWE had bank accounts, lines of credit and a loan payable. The financial crisis has had serious consequences for the Icelandic economy; the national currency has fallen sharply in value, foreign currency transactions were virtually suspended for weeks, and the market capitalization of the Icelandic stock exchange dropped significantly.

The turmoil in the Icelandic financial sector and economy as a whole had a significant impact on the Company and a material adverse impact on the day to day operations of EWE.  In October 2008, the Company was made aware that Glitnir Bank ("Glitnir") was placed into receivership due to serious financial difficulties and that transfers of funds between the United Kingdom and Iceland were subject to significant delays and uncertainties. As a result of the significant delays caused by Glitnir, EWE’s Dargavel contract with Ascot Environmental Ltd ("Ascot") was seriously jeopardized, since EWE could not satisfy the terms of its sub contractual agreements with third parties. As a result of Glitnir’s inability to transfer funds into and out of Iceland, EWE was unable to continue work on the Dargavel contract and EWE was unable to pay its manufacturing and site workers, sub contractors or material suppliers and was accumulating significant penalties for non performance and delays on the contract.

Due to the above events, Ascot terminated EWE’s Dargavel contract on November 10, 2008 and cancelled their letter of credit securing a line of credit for EWE.  In addition, because the contract was canceled and EWE was unable to fulfill its duties under the contract, EWE was unable to bill Ascot for costs they expended on the contract in excess of billings.  The resulting loss on the cancellation of the contract for the year ended March 31, 2009, totaled $835,079.

On November 10, 2008, a new contract was entered into between Ascot and IOM to complete the project. As a result of the loss of this major contract, on February 19, 2009, a creditor commenced bankruptcy proceedings against EWE and it was  placed in involuntary receivership (bankruptcy) and was appointed an Administrator under the supervision of the local courts. EWE subsequently delivered all of its books and records, money, bank accounts, bonds and any other valuable assets to the Administrator. Further, under Icelandic law, a ruling of bankruptcy has the effect that a new legal entity emerges that is controlled by the Administrator.  Management does not believe that the Company will be materially impacted by the bankruptcy of EWE beyond the impact that has occurred to date.  Further, management does not intent to reorganize EWE and continue its operations upon completion of the bankruptcy proceedings.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 8.	STOCKHOLDER'S EQUITY

Common Stock

On April 22, 2009, the Company issued 500,000 shares of common stock in connection with consulting services rendered, valued at $0.45 per share.  Accordingly, the Company recorded $225,000 of consulting expense during the three months ended June 30, 2009.

On April 22, 2009, the Company issued 500,000 shares of common stock in connection with identifying it's merger candidate, valued at $0.45 per share. Accordingly, the Company recorded $225,000.

On April 22, 2009, the Company issued 1,000,000 shares of common stock in connection with the extension of the maturity dates of certain notes payable related to the December 2008 Private Placement Memorandum, which were repaid  during the three months ended June 30, 2009.  The Company recorded the cost as a loss on extinguishment of debt under EITF 96-19, “Debtor’s  Accounting for a Modification or Exchange of Debt Instrument”.

In April 2009, the Company issued 425,000 shares of common stock in connection with the extension of the maturity dates of certain notes payable (See Note 6).

On April 30, 2009, the Company issued 50,000 shares of common stock in connection with consulting services rendered, valued at $0.45 per share.  Accordingly, the Company recorded $22,500 of consulting expense during the three months ended June 30, 2009.

On May 4, 2009, the Company issued 750,000 shares of common stock in connection with consulting services rendered, valued at $0.45 per share.  Accordingly, the Company recorded $337,500 of consulting expense during the three months ended June 30, 2009.

On April 22,. 2009, the Company issued 100,000 shares of common stock, to consultants in connection with the extension of a bridge loan, valued at $0.45 per share.  These costs have been recorded as deferred financing costs which are being amortized over the term of the notes.

During April of 2009, the Company issued 1,254,000 shares of common stock as inducements to enter into promissory notes (See Note 6).

During April and May 2009, the Company issued 200,000 shares of common stock in connection with promissory notes previously issued.

During the period  from April 2009 through June 2009 the Company issued 1,665,750 shares of common stock in connection with the May 2009 Private Placement offering.

Cancellation and Return of Common Stock

On May 7, 2009, pursuant to return to treasury agreements with certain former shareholders such shareholders agreed to return 1,200,000 shares of common stock to the Company in consideration for $10,503 which were then cancelled.

In May 2009, 1,250,000 shares of common stock, held by a shareholder, were canceled by the Company for non-payment of their subscription agreement amounting to $ 12,500.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 8.	STOCKHOLDER'S EQUITY (Continued)

Common Stock Purchase Warrants

Warrant activity for the period from April 1, 2009 to June 30, 2009 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2009	11,410,000	$0.57
Granted	7,350,000	0.53
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2009	18,760,000	$0.56

Weighted average fair value granted during the three months ended June 30, 2009		$0.30

Warrants issued to Non-Employees

On April 2, 2009, the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock to a vendor, previously granted on March 31, 2009 at an exercise price of $0.50.  The warrants expire on April 2, 2014 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $701,541, was determined using the Black Scholes option pricing model at $0.35 per warrant utilizing the following assumptions: expected volatility of 110.04%, risk-free interest rate of 1.74%, contractual term of five years and a market price of $0.45.  The value of the warrants were accrued as a consulting expense payable at March 31, 2009.

The Company recorded $0 and $440,686 of consulting expense during the three months ended June 30, 2009 and 2008, respectively, relating to warrants awarded.

Warrants Issued to Employees

On April 2, 2009, the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock to the CEO previously granted on March 31, 2009 at an exercise price of $0.50.  The warrants expire on April 2, 2014 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $541,242, was determined using the Black Scholes option pricing model at $0.27 per warrant utilizing the following assumptions: expected volatility of 110.05%, risk-free interest rate of 1.25%, expected term of three years and a market price of $0.45.  The value of the warrants were accrued as a consulting expense payable at March 31, 2009.

On April 2, 2009, the Company issued warrants to purchase 1,400,000 shares of the Company’s common stock to the President and COO previously granted on March 31, 2009 and included on March 31, 2009 at an exercise price of $0.50.  The warrants expire on April 2, 2014 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $378,870, was determined using the Black Scholes option pricing model at $0.27 per warrant utilizing the following assumptions: expected volatility of 110.05%, risk-free interest rate of 1.25%, expected term of three years and a market price of $0.45.  The value of the warrants were accrued as compensation expense payable at March 31, 2009.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 8.	STOCKHOLDER'S EQUITY (Continued)

On April 2, 2009, the Company issued warrants to purchase 350,000 shares of the Company’s common stock to certain employees  previously granted on March 31, 2009 at an exercise price of $0.50.  The warrants expire on April 2, 2014 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $94,717, was determined using the Black Scholes option pricing model at $0.27 per warrant utilizing the following assumptions: expected volatility of 110.05%, risk-free interest rate of 1.25%, a expected term of three years and a market price of $0.45. The value of the warrants were accrued as compensation expense payable at March 31, 2009.

On May 4, 2009, the Company issued warrants to purchase 600,000 shares of the Company’s common stock to employees  previously granted on March 31, 2009 at an exercise price of $0.50.  The warrants expire on May 14, 2014 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $162,551, was determined using the Black Scholes option pricing model at $0.27 per warrant utilizing the following assumptions: expected volatility of 110.04%, risk-free interest rate of 1.40%, a expected term of three years and a market price of $0.45.  The value of the warrants were accrued as compensation expense payable at March 31, 2009.

On April 2, 2009, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock to the Chief Technology Officer previously granted on March 31, 2009 at an exercise price of $0.75.  The warrants expire on April 2, 2014 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $233,948, was determined using the Black Scholes option pricing model at $0.23 per warrant utilizing the following assumptions: expected volatility of 110.05%, risk-free interest rate of 1.15%, expected term of three years and a market price of $0.45.  The value of the warrants were accrued as compensation expense payable at March 31, 2009.

The Company recorded $0 and $996,455 of compensation expense during the three months ended June 30, 2009 and 2008, respectively, relating warrants awarded.

Merger and Private Placement Offering – May 2009

On May 6, 2009 under the Merger Agreement, (i) the stockholders of W2E surrendered all of the issued and outstanding shares of W2E capital stock and received, in exchange for 45,981,770 shares of common stock of Pubco; (ii) all warrants to purchase shares of W2E common stock outstanding immediately prior to the Merger was replaced with corresponding new warrants to purchase shares of common; (iii) the former stockholders Pubco retained 1,000,000 shares of common stock of Pubco. and This has been accounted for as a reverse merger with the acquiring company being W2E.

Simultaneous with the reverse merger transaction in May 2009, the Company also initiated a private placement offering (“May Private Placement”) of up to 4,000,000 units of (the Company “Units’). Each Unit consists of (i) three shares of common stock, par value $0.001 per share and (ii) a three-year warrant to purchase three additional shares of common stock at an exercise price of $1.25 per share. The Company was attempting to raise $8,000,000 capital with this transaction. The initial closing of the May Private Placement was on May 28, 2009. As of August 24 2009, the Company completed an offering of 600,250 Units of the Company at $2.00 per Unit.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 8.	STOCKHOLDER'S EQUITY (Continued)

The Units were being offered on behalf of the Company by the Placement agent, and the Company has agreed to pay the following (i) a sales commissions in an amount equal to ten percent (10%) of the gross proceeds of the Units sold; (ii) a non-accountable expense allowance of three percent (3%) of the gross proceeds of the Units sold (iii) an investment banking fee of $400,000, payable from the proceeds received pursuant to the Offering. Upon exercise of the Warrants, the Placement agent will receive a ten percent (10%) commission and a three percent (3%) non-accountable expense allowance, and will also be issued a three-year warrant exercisable to purchase such number of shares of common stock equal to 4.5% of the number of the fully diluted outstanding shares of common stock.

Details of outstanding shares of common stock are as follows:
Shares
Shares of Pubco at March 31, 2009	3,000,000
Cancellation of Pubco shares at merger date	(2,000,000)
Recapitalized shares of W2E's stockholders at exchange (one for one)	41,152,100
Issuance of shares in connection with notes payable	2,879,000
Issuance of shares in connection with consulting agreement	5,204,670
Issuance of shares in connection with May 2009 private placement	1,665,750
Cancellation and return of shares	(2,450,000)
Common stock shares outstanding at June 30, 2009	49,451,520

NOTE 9.	COMMITMENTS AND CONTINGENCIES

Income Tax Liabilities

At June 30, 2009 and March 31,  2008, the Company has included in income taxes payable an accrual of approximately $127,000,  inclusive of interest and penalties of approximately $25,000, that relate to EWI for the period prior to its acquisition.  Such amounts are included in current liabilities from discontinued operations in the accompanying condensed consolidated balance sheets.

Employment Agreements

At June 30, 2009, the Company has accrued unpaid fees of $250,000 for the CEO and $11,250 for the VP related to unpaid compensation under their respective employment agreements.  These amounts are included in due to related parties in the consolidated balance sheet as of June 30, 2009.

Investment Banking Agreement

On March 30, 2009, the Company entered into an agreement with a registered broker dealer (“Placement agent”) whereby the Placement agent will assist the Company with its investment banking requirements which includes assistance with mergers, acquisition and internal capital structuring, as well as the placement of new debt and/or equity issues. The Placement agent will also assist the Company in placing up to $8,000,000 of the Company’s securities (the “Offering”).

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 9.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is required to pay the Placement agent a retainer of $400,000. In connection with the Offering, the Company agreed to pay the Placement agent (i) placement fees equal to 10% of the gross proceeds of the Offering and 3% of the gross proceeds of the Offering as a non-accountable expense allowance; and (ii) issue 3,304,670 shares of the Company’s common stock valued at $0.45 per share.

Transition Agreement

On May 28, 2009, the Company, Christopher d’Arnaud-Taylor (“Mr. d’Arnaud-Taylor”) and Peter Bohan entered into a Transition Agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. d’Arnaud-Taylor agreed that, effective on the final closing May Private Placement, he will resign as Chief Executive Officer of the Company and at such time his employment agreement with the Company will be terminated.  He will continue to serve as a director of the Company. Mr. d’Arnaud-Taylor entered into a consulting agreement, dated as of May 28, 2009 (the “Consulting Agreement”).  Pursuant to the Consulting Agreement, which shall become effective upon the final closing of the May Private Placement, Mr. d’Arnaud-Taylor will serve as a consultant to W2E Group Holdings and shall be paid an annual fee of $300,000. The Company has guaranteed the payments due to Mr. d’Arnaud-Taylor pursuant to the Consulting Agreement.  Upon his resignation, Mr. Bohan will become the Company's Chief Executive Officer. In September 2009, the Company amended the Transition Agreement such that Mr. Taylor would resign upon termination of the May Private Placement.  This was effective September 4, 2009 and Mr. Bohan assumed the role of CEO as of that date.

Dargavel Contract Cost Dispute

During the course of the construction of the Dargavel plant, the Company and its customer have encountered a number of significant issues that have resulted in delays and cost increases to the project.  These issues include the Icelandic economy collapse, project scoping changes, and changes required by engineers hired by the customer and the Scottish Environment Protection Agency (“SEPA”).  These issues have resulted in substantial increases to the costs to complete this project.  The customer claims that they have incurred liquidated damages due to the project not being completed on schedule based on the original contract with our Icelandic subsidiary, Enerwaste Europe of approximately €470,000.  The Company is contesting this claim based on our belief that a Force Majeure occurred with respect to the Iceland collapse and the impact on our business operations based in Iceland.  Additionally, there are significant other costs that the customer claims are our responsibility, the majority of which are costs associated with the engineering firm that they engaged to participate in the project.  We do not believe the vast majority of these costs are our responsibility and intend to contest this claim vigorously.  Additionally, the Company is in the process of pulling together its counter claims with respect to cost increases incurred that were outside of our control and are not solely our responsibility.   The compilation of those costs is not yet complete and therefore we are unable to quantify the amount of those costs.  Management is currently unable to estimate the ultimate outcome of the negotiations and whether or not there will be any additional amounts owed to the customer by the Company, particularly since we are not yet able to fully quantify our counterclaim.  Based on the amounts the customer has provided to us as their claim, we estimate the range of potential future costs to settle this could range from €0 to €900,000.  We have not recorded an accrual for these costs as the likelihood is reasonably possible but the amounts cannot be estimated at this time. (See Note 4).

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 10.	INCOME TAXES

The Company recognized a deferred tax asset of approximately $4,815,000 as of June 30, 2009, primarily relating to net operating loss carryforwards of approximately $6,882,000_available to offset future taxable income through 2030.   Due to changes in ownership, these federal net operating loss carryforwards are subject to annual limitations in their use in accordance with Internal Revenue Code Section 382.  Accordingly, the extent to which the loss carryforwards can be used to offset future taxable income may be limited.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

                A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company then continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

NOTE 11.	SUBSEQUENT EVENTS

Promissory Notes

On July 17, 2009, the Company issued notes in the aggregate amount of $125,000.  The notes bear interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, is due on October 15, 2009. The notes are automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $5,000,000. The Company issued 125,000 shares of its common stock to the payees.  In connection with issuance, the Company paid a placement agent $12,500 (10% of the amount of the notes issued) and a non-accountable expense allowance equal to $3,750 (3% of the amount of the notes issued).

On August 4, 2009, the Company issued notes in the aggregate amount of $1,571,000.  The notes bear interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, is due on November 2, 2009. The notes are automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $5,000,000. The Company issued 1,571,000 shares of its common stock to the payees.  In connection with issuance, the Company paid a placement agent $157,100 (10% of the amount of the notes issued) and a non-accountable expense allowance equal to $47,130 (3% of the amount of the notes issued).  The Company repaid $302,100 of these notes on September 30, 2009.

Senior Convertible Debentures

On September 30, 2009, the Company issued Senior Convertible Debentures in the aggregate amount of $2,572,800 in a private placement.  The notes bear interest at a rate of 12% per annum and are due one year from date of issue. The notes are convertible into one share of common stock with a conversion price of $1.00.  Also, for each dollar invested, a warrant was issued which entitles the note holder to purchase one share of common stock for an exercise price of $2.00 per share.  In connection with the issuance, the Company paid a placement agent $257,280 (10% of the amount of the notes issued) and a non-accountable expense allowance equal to $77,184 (3% of the amount of the notes issued).  An amount of $308,736 was placed into an escrow account at closing which represents the 12% interest to be paid on the notes.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 11.	SUBSEQUENT EVENTS (Continued)

Investment Banking Agreement

In September 2009, the May Private Placement was terminated.  The Placement agent was previously issued 3,304,670 shares of the Company’s common stock for services rendered in connection with the Offering.  Subsequent to the issuance, the common shares were canceled and replaced with warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.01.  The warrants expire on August 17, 2012 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $882,308, was determined using the Black Scholes option pricing model at $0.44 per warrant utilizing the following assumptions: expected volatility of 110.04%, risk free interest rate of 1.54%, contractual term of three years and a market price of $0.45.

Employment Agreements

On July 15, 2009, the Company entered into a formal employment agreement with its Chief Financial Officer (“CFO”).  The agreement is for a one year term; thereafter the agreement automatically renews for successive one year terms, unless terminated sooner, upon 30 days notice.   Under the terms of the agreement, the CFO will receive an annual base salary of $175,000.  The CFO’s base salary will be reviewed, from time to time, and may be adjusted  at the discretion of the Board. The first such review shall be at the first anniversary date of this agreement. In addition, on July 15, 2009, the CFO was granted 400,000 warrants to purchase the Company’s common stock at an exercise price of $0.67 per share vested two years from the effective date of the registration statement, or immediately if the Company fails to raise a minimum of $4,000,000 in the equity offering, provided the CFO is still employed by the Company on such date.  The warrants expire on July 15, 2014 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $98,089, was determined using the Black Scholes option pricing model at $0.25 per warrant utilizing the following assumptions: expected volatility of 110.04%, risk free interest rate of 1.60%, expected term of 3 and a market price of $0.45.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 12.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Interest	$260,667	$-

Acquisition of EnerWaste Europe, Ltd.:
Current assets	$-	$2,148,448
Other liabilities assumed	-	(3,947,343)
Building and equipment	-	208,662
Goodwill	-	333,500
Technology	-	7,509,515
Deferred tax liability	-	(2,928,714)
Issuance of note payable	-	(324,068)
Issuance of common stock	-	(3,000,000)
Cash paid for acquisition	$-	$-

Deferred tax liability related to acquire intangibles in Investment in EnerWaste Europe, Ltd.	$-	$2,928,715

Non-cash investing and financing activities:
Common stock issued in connection with notes payable	423,212	-
Common stock issued in connection with modifications of notes payable	686,250	-
Common stock issued for acquisition of EnerWaste Europe, Ltd.	-	3,000,000
Promissory note issued for acquisition of EnerWaste Europe, Ltd.	-	324,068
Common stock outstanding from share exchange transaction.	100	-
Cancellation and return of common stock	3,003	-
Warrants issued previously granted on March 31, 2009 and included in accrued expenses payable	2,112,870	-
Conversion of accrued expense to Notes Payable	265,000	-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks.

 The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

Plan of Operation

We intend to compete in the growing worldwide market for waste-to-energy systems that simultaneously destroy waste and generate green energy. Our business plan calls for us to design, manufacture and install small footprint, simple, cost-effective gasification technologies that are scalable, modular, environment friendly and robust enough to operate in harsh and remote environments. We intend to provide customized engineering solutions that we believe will enable our current and future customers to convert solid waste streams traditionally destined for landfill or incineration into clean, renewable energy.

We intend to target the local waste-to-energy sector in the small to mid-range market – from one ton batch systems all the way up to the continuous 500 metric ton per day (TPD) range – not large centralized plants such as those operated by waste-to-energy companies like Covanta or Wheelabrator who typically develop major facilities in the 1,000+ TPD range.  We intend to focus on providing any customers we obtain with the technologies to recover the energy trapped in municipal solid waste, construction and demolition debris, industrial and commercial waste, and biomass.

To date we have financed our activities and acquisitions through private placements of our securities, including the Private Placement.  To date we have generated limited revenues, have substantial operating losses and an accumulated deficit since our inception in April 2007.

Results of Operations

For the three months ended June 30, 2009 compared to June 30, 2008

For the three months ended June 30, 2009, contract revenue was $770,388 compared to $0 in the prior year quarter.   The increase in contract revenue is primarily due to the acquisition of the remaining 50% interest of EWE, which was accounted for under the equity method in the prior year, and included revenues from the DARGAVEL contract. The prior year contract costs were included as a component of “Loss on equity method investment in EnerWaste Europe, Ltd.” in the accompanying condensed consolidated statement of operations.

For the three months ended June 30, 2009, contract costs totaled $770,550 compared to $0 in the prior year period.  Project costs include all costs incurred to date as well as estimated future costs on the contract.  The prior year contract costs were accounted for under the equity method and included as a component of “Loss on equity method investment in EnerWaste Europe, Ltd.” in the accompanying condensed consolidated statement of operations.

General and administrative expenses for the three months ended June 30, 2009, were $1,859,146 compared to $1,972,637 for the quarter ended June 30, 2008.  The decrease in general and administrative costs is primarily due to an increase in accounting fees of approximately $296,000, an increase in legal fees of approximately $98,000, increase in consulting fees of approximately $195,000 a decrease of approximately $785,000 in compensation expense, and an increase in general and administrative expense of approximately $83,000. Consulting fees and compensation expense include approximately $630,000 and $57,000, respectively, of stock based compensation for the three months ended June 30, 2009, compared to approximately $590,000 and $995,000, respectively, for the prior year quarter.

Other income/expenses for the three months ended June 30, 2009 were net other income of $452,226 compared to net other expense of $504,501 for the three months ended June 30, 2008.  The current year period included a gain related to extinguishment of a debt obligation payable to the former owner and CEO of Enerwaste International as a result of a settlement agreement executed in April 2009.  This gain was offset by interest expense on our debt obligations.  The prior year total was primarily the net loss on the Company’s equity investment in Enerwaste Europe for the three months ended June 30, 2009.

The Company did not record an income tax benefit for the pre-tax loss from continuing operations because the deferred tax asset that is associated with this benefit is totally reserved for as the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future, and therefore a valuation allowance was established in the full value of the deferred tax asset.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of June 30, 2009, we had $54,543 in cash compared to $27,360 at March 31, 2009.  As of June 30, 2009, we had a working capital deficiency of $3,305,282, compared to a working capital deficiency of $6,308,582 as of March 31, 2009.

Net cash used in operating activities for the three months ended June 30, 2009 was $1,237,678, compared with net cash used of $147,290 for the prior year period.  The majority of the increase in net cash used was due to a increase in operating losses due to higher operating expenses, increases in project costs and other assets. Net cash used in investing activities increased by $19,962 due to the purchase of computer equipment.  Net cash provided by financing activities for the three months ended June 30, 2009 was $1,199,610, compared to net cash used in financing activities in the prior year period of $8,128.  The current year period included the proceeds of debt and equity financings offset by the repayment of certain debt obligations.

The Company must raise additional funds on an immediate basis in order to fund our continued operations.  We may not be successful in our efforts to raise additional funds. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubts as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed

Our significant financing and investing activities for the three months ended June 30, 2009 consisted of the following:

In connection with the private placement, the Company sold to accredited investors 600,250 Units to investors at $2.00 per Unit, each Unit consisting of three shares of Common Stock and a three-year warrant to purchase three additional shares of Common Stock at an exercise price of $1.25 per share.  The Company received gross proceeds of approximately $1.2 million from the sale of the Units. A broker-dealer acted as the exclusive placement agent for the Private Placement. We received net proceeds of approximately $825,000 after deducting commissions and expenses of the Private Placement.

In June 2009, the Company issued $804,000 of notes payable to accredited investors bearing interest at 10% and due 90 days from date of issue.  As of September 25, 2009, these notes had been extended for repayment until October 2, 2009.

In August 2009, the Company issued $1,571,000 of notes payable to accredited investors bearing interest at 10% and due 90 days from date of issue.  These notes mature in November 2009.

In the third and fourth quarters of fiscal 2009, management anticipates new order intake once the Dargavel plant is commissioned, which will start to provide funding for operational expenses on an on-going basis.

However, depending on our future needs and changes and trends in the capital markets affecting our shares and us, we may determine to seek additional equity or debt financing in the private or public markets. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Our material capital expenditure requirements for the remaining period of the year ending March 31, 2010 will be approximately $200,000 to procure office equipment, furniture and IT equipment.

We anticipate that our long-term operational expenses will be approximately $400,000 to $600,000 per month, consisting primarily of SG&A expenses.

Recent Accounting Pronouncements

See Note 3 to the Condensed Consolidated Financial Statements.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Chris d’Arnaud-Taylor, the Company’s Chief Executive Officer as of June 30, 2009, Peter Bohan, the Company’s current Chief Executive Officer as of September 4, 2009, and Craig Brown, the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2009.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective. Furthermore, certain matters involving our internal control over financial reporting constitute a material weakness under standards established by the Public Company Accounting Oversight Board (“PCAOB”).  The Company’s disclosure controls and procedures were not effective due to a lack of internal resources to account for the completeness of transactions to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company is evaluating its structure and processes and procedures so that it can begin to implement corrective action where necessary to ensure that the appropriate resources are in place throughout the company to ensure the Company’s disclosure controls and procedures are effective.  Additionally, the Company hired a Chief Financial Officer in July 2009 and will be evaluating the systems and required changes needed to strengthen our internal controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2009.  In May 2009, the Company completed the reverse merger with Maven Media Holdings, Inc.  The reverse merger resulted in a change in internal controls for the Company during the quarter ended June 30, 2009.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 5, 2009  and in connection with and pursuant to the terms of the Confidential Private Offering Memorandum dated May 7, 2009, as amended by Amendment No. 1 dated May 26, 2009 (the “Private Placement Memorandum”) of the Company, the Company sold in a private placement (the “Private Placement”) 122,500 units (the “Units”) at $2.00 per Unit to investors (the “Investors”), each Unit consisting of (i) three (3) shares of Common Stock and (ii) a three-year warrant (the “Warrants”) to purchase three (3) additional shares of Common Stock at an exercise price of $1.25 per share and, as a result, the Company received gross proceeds of approximately $245,000 and issued the  Investors an aggregate of 367,500 shares of Common Stock and Warrants to purchase 367,500 shares of Common Stock (the “Warrant Shares”).

On July 7, 2009, and in connection with and pursuant to the terms of the Private Placement Memorandum, the Company sold in the Private Placement 32,500 Units at $2.00 per share, each Unit consisting of (i) three shares of Common Stock and (ii) Warrants to purchase three additional shares of common Stock at an exercise price of $1.25 per share, and as a result the Company received gross proceeds of approximately $65,000 and issued the Investors and aggregate of 97,500 shares of Common Stock and 97,500 Warrant Shares.

On July 17, 2009, and in connection with and pursuant to the terms of the Private Placement Memorandum, the Company sold in the Private Placement 12,500 Units at $2.00 per share, each Unit consisting of (i) three shares of Common Stock and (ii) Warrants to purchase three additional shares of common Stock at an exercise price of $1.25 per share, and as a result the Company received gross proceeds of approximately $25,000 and issued the Investors and aggregate of 37,500 shares of Common Stock and 37,500 Warrant Shares.

The Warrants may not be exercised to the extent such exercise would cause the holder of the Warrant, together with its affiliates, to beneficially own a number of shares of Common Stock which would exceed 4.99% of the Company’s then outstanding shares of Common Stock following such exercise.

A registered broker-dealer and a member of the Financial Industry Regulatory Authority (“FINRA”) was retained as the exclusive placement agent for the Private Placement and in connection with the sales of the Units set forth in this Item received a commission of $33,500 (ten (10%) percent of the gross proceeds) and a non-accountable expense allowance of $10,000 (three (3%) percent of the gross proceeds).  The Company issued the registered broker dealer a warrant to purchase 2,000,000 shares of its common stock at $.01 per share.

In connection with the Private Placement, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were “accredited investors,” and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32. 2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE2ENERGY HOLDINGS, INC.

Date: October 1, 2009	By:	/s/ Peter Bohan
Peter Bohan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Craig L. Brown
Chief Financial Officer (Principal Financial Officer)