Form 10-Q/A
period 2009-06-30
Waste2Energy Holdings, Inc.
filed 2009-11-13
CIK 1432244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER 333-151108

WASTE2ENERGY HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2255797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Chick Springs Road, Suite 218, Greenville, South Carolina	29609
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (864) 679-1625

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 28, 2009, there were 47,977,850 outstanding shares of the Registrant’s Common Stock, $.001 par value.

EXPLANATORY NOTE

Waste2Energy Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment”) to our Quarterly Report on Form 10-Q for the three months ended June 30, 2009 filed with the Securities and Exchange Commission (“SEC”) on October 1, 2009(“the Original Report”) to restate our unaudited condensed consolidated financial statements for the three month comparative period ended June 30, 2008 under Item 1 and to amend Item 2 of Part I of the Original Report. These adjustments relate to a period that was not previously filed on a stand-alone 10Q as the Company was private and not subject to the filing requirements of the SEC for the period which is being amended.  This Amendment does not affect any other items or sections in the Original Filing, and no attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. In addition, Exhibits 31 and 32.1 of the Original Filing have been re-filed to contain currently dated certifications from our Chief Executive Officer and Principal Financial Officer. We are republishing the entire Original Filing, as amended by this Amendment, so that all of our information regarding the quarter ended June 30, 2008 is in one report.

Management determined that deferred tax assets related to the quarter ended June 30, 2008 were inadvertently omitted from the reported first quarter 2008 financial results. The accounting error resulted in an overstatement of net loss by $611,613.  The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported unaudited condensed consolidated financial statements for the three months ended June 30, 2008:

Three Months Ended June 30, 2008:	As reported	Adjustment	As Restated

Benefit from income taxes	$49,187	$611,613	$660,800
Loss from continuing operations	(2,427,951)	611,613	(1,816,338)
Net Loss	(2,466,447)	611,613	(1,854,834)
Comprehensive Loss	(1,643,081)	611,613	(1,031,468)
Net Loss per Common Share-Basic and Diluted:
Continuing operations	(0.07)	0.01	(0.06)
Net loss per common share	(0.07)	0.01	(0.06)

As previously disclosed in our Current Report on Form 8-K filed November 12, 2009, after discussions between management and the Company’s independent registered public accounting firm, the Company concluded that the previously issued unaudited condensed consolidated financial statements included in the Original Filing should no longer be relied upon because of an error in recording and reporting the deferred tax asset and related income tax benefits for the quarter ended June 2008 in the Original Filing. The effects of the restatement on the Company’s unaudited condensed consolidated financial statements as of and for the period presented herein are described in Note 11 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A and are also reflected in Items 2 of Part I of this Form 10-Q/A.

WASTE2ENERGY HOLDINGS, INC.

PART I Financial Information

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE FINANCIAL STATEMENTS.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009 AND MARCH 31, 2009

	June 30,2009 (Unaudited)	March 31, 2009
ASSETS
CURRENT ASSETS :
Cash	$54,543	$27,360
Contracts receivable	12,000	53,250
Unbilled amounts due on uncompleted contracts	259,740	118,123
Deferred job costs	137,018	—
Other current assets	172,683	167,435
Current assets from discontinued operations	1,090	1,413
Total current assets	637,074	367,581
Equipment, net	19,962	—
Investment in Enerwaste Europe, Ltd.	—	—
Security deposits	3,372	2,971
TOTAL ASSETS	$660,408	$370,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES :
Notes payable	$1,515,468	$2,279,828
Accounts payable	973,509	659,155
Accrued expenses	668,055	2,948,931
Deferred revenue	41,250	41,250
VAT payable	14,617	8,354
Due to related parties	442,485	388,368
Other current liabilities	—	53,005
Current liabilities from discontinued operations	286,972	297,271

Total current liabilities	3,942,356	6,676,163

TOTAL LIABILITIES	3,942,356	6,676,163

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT :
Common stock, $.0001 par value, 80,000,000 shares authorized, 49,451,520 and 41,152,100 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	4,945	4,115
Additional paid in capital	16,970,932	12,514,724
Foreign currency translation adjustment	(118,370)	(92,101)
Accumulated deficit	(20,139,455)	(18,732,349)
TOTAL STOCKHOLDERS’ DEFICIT	(3,281,948)	(6,305,611)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$660,408	$370,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	2009	2008 (Restated Notes 1 & 11)
Contract revenues	$770,388	$—
Contract costs	(770,550)	—
GROSS LOSS	(162)	—
Operating expenses	1,859,146	1,972,637
OPERATING LOSS	(1,859,308)	(1,972,637)
OTHER INCOME (EXPENSE):
Interest expense	(426,395)	—
Interest income	132	2,256
Loss on deemed extinguishment of debt	(669,082)	—
Foreign currency exchange gains	36,576	—
Loss on equity method investment in EnerWaste Europe, Ltd.	—	(506,757)
Gain on legal settlement	1,510,995	—
TOTAL OTHER INCOME (EXPENSE), NET	452,226	(504,501)
Loss from continuing operations before benefit from income taxes	(1,407,082)	(2,477,138)
Benefit from income taxes	—	660,800
LOSS FROM CONTINUING OPERATIONS	(1,407,082)	(1,816,338)
LOSS FROM DISCONTINUED OPERATIONS	(24)	(38,496)
NET LOSS	(1,407,106)	(1,854,834)

Foreign currency translation adjustment	(118,370)	823,366

COMPREHENSIVE LOSS	$(1,525,476)	$(1,031,468)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED
Continuing operations	$(0.03)	$(0.06)
Discontinued operations	—	—
Net loss per common share	$(0.03)	$(0.06)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	46,754,294	33,010,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	2009	2008 (Restated Notes 1 & 11)
Operating activities:
Loss from continuing operations	$(1,407,082)	$(1,816,338)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Foreign currency exchange gains	(36,576)	—
Equity in loss on investment in EnerWaste Europe, Ltd	—	506,757
Amortization of discount on notes payable	120,951	—
Amortization of deferred financing costs	149,069	—
Loss on deemed extinguishment of debt	669,082	—
Warrants issued for consulting services	57,104	440,686
Warrants issued for compensation	—	995,006
Common stock issued for consulting services	585,000	150,000
Deferred taxes	—	(660,800)
Gain on legal settlement	(1,510,995)	—
Changes in assets and liabilities:
Due from escrow agent	—	373,582
Contracts Receivable	64,472	—
Cost and estimated earnings in excess of billings on uncompleted contracts	(154,051)	—
Deferred job costs	(137,018)	—
Other assets	(133,796)	500
Accounts payable	534,018	—
Accrued expenses	(60,520)	(9,929)
VAT payable	194	—
Due to related parties	22,470	(126,754)
Net cash used in operating activities	(1,237,678)	(147,290)
Investing activities:
Purchase of equipment	(19,962)	—
Cash acquired in acquisition	—	718
Net cash (used in) provided by investing activities	(19,962)	718

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	2009	2008 (Restated Notes 1 & 11)
Financing activities:
Proceeds from notes payable, net of financing costs	1,104,000	—
Principal payments on note payable	(500,000)	(64,492)
Consideration for cancellation and return of common stock	(20,000)	—
Issuance of common stock in private placement	—	56,364
Fees in connection with acquisition of public shell	(210,000)	—
Issuance of common stock in private placement, net of financing costs	825,610	—
Net cash provided by (used in) financing activities	1,199,610	(8,128)
Discontinued operations:		—
Operating cash flows	(10,000)	48,494
Net cash (used in) provided by discontinued operations	(10,000)	48,494
Effect of exchange rate changes on cash	95,213	(215,704)
Net increase (decrease) in cash	27,183	(321,910)
Cash — beginning	27,360	723,655
CASH — ENDING	$54,543	$401,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 1.	THE COMPANY

 The terms “we,” “ours,” “us,” and “Company” refer to Waste2Energy Holdings, Inc. and its subsidiaries.

Organization

We are a “cleantech” acquisition and technology company. We target waste to energy technologies that generate “green power” converting waste streams, traditionally destined for landfill, into clean, renewable energy.  The Company seeks small footprint, simple, cost effective technologies that are scalable, modular, environmentally friendly and robust enough to operate in harsh and remote environments.  The Company is forging strategic alliances for the regional fabrication and manufacturing of its BOS TM systems and the development of sales and distribution channels.

On May 6, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Waste2Energy Acquisition Co., a Delaware corporation and wholly owned subsidiary of the Company (the “Subsidiary”) and Wate2Energy, Inc. (“W2E”).   On May 28 2009, the Company, Subsidiary and W2E entered into Amendment No. 1 to the Merger Agreement (“Amendment No. 1.”).  Pursuant to Amendment No. 1, the definition of Acquisition Shares was revised to mean 45,981,770 shares of W2E and Section 5.19(e) of the Merger Agreement was revised to note that the issued and outstanding share capital of W2E consists of 45,981,770  issued and outstanding shares.  (The Merger Agreement as amended by Amendment No. 1 is hereinafter referred to as the “Merger Agreement”). Pursuant to the Merger Agreement, on May 28, 2009 (the “Closing”), the Subsidiary merged with and into W2E resulting in W2E’s becoming a wholly-owned subsidiary of the Company (the “Merger”). The Merger was accounted for as a reverse merger and recapitalization. Pursuant to the Merger Agreement, the Company issued 45,981,770 shares of common stock (the “Common Stock”) of the Company (the “Acquisition Shares”) to the shareholders of W2E, representing approximately 96% of the issued and outstanding Common Stock following the closing of the Merger and the sale of Units (as defined below) concurrently with the Closing, and warrants to purchase 18,760,00 shares of Common Stock (the “Acquisition Warrants”) to the warrant holders of W2E at exercise prices ranging from $.10 to $.75. Pursuant to the Merger Agreement, the outstanding shares of common stock and warrants to purchase shares of common stock of W2E were cancelled.  Subsequent to the closing of the Merger, the Company will continue W2E’s operations. In July 2009, the name was changed to Waste2Energy Holdings, Inc.   On the Closing, the Company sold in a private placement 254,500 units (the “Units”) to investors (the “Investors”), each Unit consisting of (i) three (3) shares of Common Stock and (ii) a three-year warrant (the “Warrants”) to purchase three (3) additional shares of Common Stock at an exercise price of $1.25 per share, at a purchase price of $2.00 per Unit and, as a result, the Company received gross proceeds of approximately $509,000 and issued the Investors an aggregate of 763,500 shares of Common Stock and Warrants to purchase 763,500 shares of Common Stock (the “Warrant Shares”). The Warrants may not be exercised to the extent such exercise would cause the holder of the Warrant, together with its affiliates, to beneficially own a number of shares of Common Stock which would exceed 4.99% of the Company’s then outstanding shares of Common Stock following such exercise.

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

Restatement of Financial Statements

As referred to in Note 11 to the condensed consolidated financial statements, the Company has restated these condensed consolidated financial statements for the three months ended June 30, 2008 for a correction of an error.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 2.	LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

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

For the three months ended June 30, 2009, substantially all the Company’s revenues were derived from one contract.  For the three months ended June 30, 2008, the Company did not have any revenues.  Further, for the three months ended June 30, 2008, and included in the Company’s loss on investment in Enerwaste Europe, Ltd. (“EWE”),  substantially all of EWE’s revenue was derived from one contract.

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

Financial Instruments

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The adoption of EITF 07-5 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

A summary of EWI’s assets and liabilities from discontinued operations as of June 30, 2009 and March 31, 2009, and its results of discontinued operations for the three months ended June 30, 2009 and 2008 are as follows:

	June 30, 2009	March 31, 2009
Assets from discontinued operations
Cash	$1,090	$1,413
Other receivables	—	—
Prepaid expenses and other current assets	—	—
Current assets from discontinued operations	1,090	1,413

Liabilities from discontinued operations
Accounts payable and accrued expenses	160,420	170,719
Income taxes payable	126,552	126,552
Customer deposits	—	—
Current liabilities from discontinued operations	286,972	297,271

	June 30, 2009	June 30, 2008
Results of discontinued operations
Net revenue	$—	$43,766
Cost of revenue	—	(44,265)
Operating expenses	(25)	(59,156)
Interest income, net	1	343
Other income	—	985
Benefit from income taxes	—	19,831
Loss from discontinued operations	$(24)	$(38,496)

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 6.	NOTES PAYABLE

A summary of the notes payable as of June 30, 2009 and March 31, 2009 is as follows:

	June 30, 2009	March 31, 2009
Promissory Notes	$390,000	$1,508,898
Promissory Note - Private Placement Offering	804,000	500,000
Convertible Notes	350,000	100,000
Convertible Notes - Related Parties	50,000	—
Bridge Loans	200,000	200,000
Bridge Loans - Related Parties	25,000	25,000
Subtotal	1,819,000	2,333,898
Unamortized Discounts	(303,532)	(54,070)
Total Notes Payable, net of unamortized discounts	$1,515,468	$2,279,828

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

Promissory Note — Private Placement Offering

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

The turmoil in the Icelandic financial sector and economy as a whole had a significant impact on the Company and a material adverse impact on the day to day operations of EWE.  In October 2008, the Company was made aware that Glitnir Bank (“Glitnir”) was placed into receivership due to serious financial difficulties and that transfers of funds between the United Kingdom and Iceland were subject to significant delays and uncertainties. As a result of the significant delays caused by Glitnir, EWE’s Dargavel contract with Ascot Environmental Ltd (“Ascot”) was seriously jeopardized, since EWE could not satisfy the terms of its sub contractual agreements with third parties. As a result of Glitnir’s inability to transfer funds into and out of Iceland, EWE was unable to continue work on the Dargavel contract and EWE was unable to pay its manufacturing and site workers, sub contractors or material suppliers and was accumulating significant penalties for non performance and delays on the contract.

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

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 8.	STOCKHOLDER’S EQUITY

Common Stock

On April 22, 2009, the Company issued 500,000 shares of common stock in connection with consulting services rendered, valued at $0.45 per share.  Accordingly, the Company recorded $225,000 of consulting expense during the three months ended June 30, 2009.

On April 22, 2009, the Company issued 500,000 shares of common stock in connection with identifying it’s merger candidate, valued at $0.45 per share. Accordingly, the Company recorded $225,000.

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

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 8.	STOCKHOLDER’S EQUITY (Continued)

Common Stock Purchase Warrants

Warrant activity for the period from April 1, 2009 to June 30, 2009 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2009	11,410,000	$0.57
Granted	7,350,000	0.53
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2009	18,760,000	$0.56

Weighted average fair value granted during the three months ended June 30, 2009		$0.30

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

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 8.	STOCKHOLDER’S EQUITY (Continued)

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

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 8.	STOCKHOLDER’S EQUITY (Continued)

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

 Details of outstanding shares of common stock are as follows:

Shares
Shares of Pubco at March 31, 2009	3,000,000
Cancellation of Pubco shares at merger date	(2,000,000)
Recapitalized shares of W2E’s stockholders at exchange (one for one)	41,152,100
Issuance of shares in connection with notes payable	2,879,000
Issuance of shares in connection with consulting agreement	5,204,670
Issuance of shares in connection with May 2009 private placement	1,665,750
Cancellation and return of shares	(2,450,000)
Common stock shares outstanding at June 30, 2009	49,451,520

NOTE 9.	COMMITMENTS AND CONTINGENCIES

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

Transition Agreement

On May 28, 2009, the Company, Christopher d’Arnaud-Taylor (“Mr. d’Arnaud-Taylor”) and Peter Bohan entered into a Transition Agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. d’Arnaud-Taylor agreed that, effective on the final closing May Private Placement, he will resign as Chief Executive Officer of the Company and at such time his employment agreement with the Company will be terminated.  He will continue to serve as a director of the Company. Mr. d’Arnaud-Taylor entered into a consulting agreement, dated as of May 28, 2009 (the “Consulting Agreement”).  Pursuant to the Consulting Agreement, which shall become effective upon the final closing of the May Private Placement, Mr. d’Arnaud-Taylor will serve as a consultant to W2E Group Holdings and shall be paid an annual fee of $300,000. The Company has guaranteed the payments due to Mr. d’Arnaud-Taylor pursuant to the Consulting Agreement.  Upon his resignation, Mr. Bohan will become the Company’s Chief Executive Officer. In September 2009, the Company amended the Transition Agreement such that Mr. Taylor would resign upon termination of the May Private Placement.  This was effective September 4, 2009 and Mr. Bohan assumed the role of CEO as of that date.

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

NOTE 11.	RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Management determined that deferred tax assets related to the quarter ended June 30, 2008 were inadvertently omitted from the reported first quarter 2008 financial results. The accounting error resulted in an overstatement of net loss by $611,613.  The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported unaudited condensed consolidated financial statements for the three months ended June 30, 2008:

Three Months Ended June 30, 2008:	As reported	Adjustment	As Restated

Benefit from income taxes	$49,187	$611,613	$660,800
Loss from continuing operations	(2,427,951)	611,613	(1,816,338)
Net Loss	(2,466,447)	611,613	(1,854,834)
Comprehensive Loss	(1,643,081)	611,613	(1,031,468)
Net Loss per Common Share-Basic and Diluted:
Continuing operations	(0.07)	0.01	(0.06)
Net loss per common share	(0.07)	0.01	(0.06)

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 12.	SUBSEQUENT EVENTS

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

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

NOTE 13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Cash paid for:
Interest	$260,667	$—

Acquisition of EnerWaste Europe, Ltd.:
Current assets	$—	$2,148,448
Other liabilities assumed	—	(3,947,343)
Building and equipment	—	208,662
Goodwill	—	333,500
Technology	—	7,509,515
Deferred tax liability	—	(2,928,714)
Issuance of note payable	—	(324,068)
Issuance of common stock	—	(3,000,000)
Cash paid for acquisition	$—	$—

Deferred tax liability related to acquire intangibles in Investment in EnerWaste Europe, Ltd.	$—	$2,928,715

Non-cash investing and financing activities:
Common stock issued in connection with notes payable	423,212	—
Common stock issued in connection with modifications of notes payable	686,250	—
Common stock issued for acquisition of EnerWaste Europe, Ltd.	—	3,000,000
Promissory note issued for acquisition of EnerWaste Europe, Ltd.	—	324,068
Common stock outstanding from share exchange transaction.	100	—
Cancellation and return of common stock	3,003	—
Warrants issued previously granted on March 31, 2009 and included in accrued expenses payable	2,112,870	—
Conversion of accrued expense to Notes Payable	265,000	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company did not record an income tax benefit for the pre-tax loss from continuing operations for the three months ended June 30, 2009 because the deferred tax asset that is associated with this benefit is totally reserved for as the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future, and therefore a valuation allowance was established in the full value of the deferred tax asset.  For the three months ended June 30, 2008, the Company recorded a deferred tax asset for the income tax benefit of pre-tax loss from continuing operations which offset the deferred tax liability as of that date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Chris d’Arnaud-Taylor, the Company’s Chief Executive Officer as of June 30, 2009, Peter Bohan, the Company’s current Chief Executive Officer as of September 4, 2009, and Craig Brown, the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2009.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective. Furthermore, certain matters involving our internal control over financial reporting constitute a material weakness under standards established by the Public Company Accounting Oversight Board (“PCAOB”).  The Company’s disclosure controls and procedures were not effective due to a lack of internal resources to account for the completeness of transactions to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company is evaluating its structure and processes and procedures so that it can begin to implement corrective action where necessary to ensure that the appropriate resources are in place throughout the company to ensure the Company’s disclosure controls and procedures are effective.  Additionally, the Company hired a Chief Financial Officer in July 2009 and will be evaluating the systems and required changes needed to strengthen our internal controls.

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

WASTE2ENERGY HOLDINGS, INC.

Date: November 12, 2009	By:	/s/ Peter Bohan
Peter Bohan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig L. Brown
Chief Financial Officer
(Principal Financial Officer)