Form 10-Q
period 2009-09-30
Waste2Energy Holdings, Inc.
filed 2009-11-16
CIK 1432244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

COMMISSION FILE NUMBER 333-151108

WASTE2ENERGY HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-2255797 (IRS Employer Identification Number)

1 Chick Springs Road, Suite 218, Greenville, SC (Address of Principal Executive Offices)	29609 (Zip Code)

Registrant’s telephone number including area code: (864) 679-1625

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Applicable Only to Corporate Issuers:

The number of shares of the Registrant’s Common Stock outstanding as of the last practicable date:

Class	Outstanding as of November 5, 2009
Common Stock, $.0001 par value	50,001,241

WASTE2ENERGY HOLDINGS, INC.

PART I Financial Information

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE FINANCIAL STATEMENTS.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2009 AND MARCH 31, 2009

	September 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,047	$27,360
Contracts Receivable	—	53,250
Unbilled amounts due on uncompleted contracts	499,857	118,123
Deferred job costs	193,358	—
Deferred financing costs	112,826	107,300
VAT recoverable	30,897	—
Other current assets	10,711	60,135
Current assets from discontinued operations	7,545	1,413
Total current assets	864,241	367,581
Equipment, net	34,363	—
Investment in Enerwaste Europe, Ltd.	—	—
Security deposits	6,978	2,971
TOTAL ASSETS	$905,582	$370,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable, net	$2,972,019	$2,279,828
Accounts payable	1,438,389	659,156
Accrued expenses	1,038,885	2,948,931
Deferred revenue	41,250	41,250
VAT payable	—	8,354
Due to related parties	702,245	388,368
Other current liabilities	30,487	53,005
Current liabilities from discontinued operations	286,972	297,271
Total current liabilities	6,510,247	6,676,163
TOTAL LIABILITIES	6,510,247	6,676,163

COMMITMENTS AND CONTINGENCIES (Note 6 and 9)

STOCKHOLDERS’ DEFICIT:
Common stock, $.0001 par value, 80,000,000 shares authorized, 47,977,850 and 41,152,100 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	4,798	4,115
Additional paid in capital	18,027,160	12,514,724
Foreign currency translation adjustment	38,758	(92,101)
Accumulated deficit	(23,675,381)	(18,732,349)
TOTAL STOCKHOLDERS’ DEFICIT	(5,604,665)	(6,305,611)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$905,582	$370,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

 (Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Contract revenues	$408,829	$1,702,425	$1,179,217	$1,702,425
Contract costs	730,569	1,567,343	1,501,119	1,567,343
GROSS (LOSS) PROFIT	(321,740)	135,082	(321,902)	135,082
Operating Expenses	1,905,544	1,736,554	3,764,690	3,709,191
OPERATING LOSS	(2,227,284)	(1,601,472)	(4,086,592)	(3,574,109)
OTHER INCOME (EXPENSE):
Interest expense	(1,269,904)	(109,780)	(1,696,299)	(109,780)
Interest income	7	(2,256)	139	—
Loss on deemed extinguishment of debt	—	—	(669,082)	—
Foreign currency exchange (loss) gain	(38,700)	171,600	(2,124)	171,600
Loss on equity method investment	—	—	—	(506,757)
Gain on legal settlement	—	—	1,510,995	—
Gain on disposal of assets	—	13,834	—	13,834
TOTAL OTHER INCOME (EXPENSE), NET	(1,308,597)	73,398	(856,371)	(431,103)
Loss from continuing operations before income tax benefit	(3,535,881)	(1,528,074)	(4,942,963)	(4,005,212)
Income tax benefit	—	866,426	—	1,527,226
LOSS FROM CONTINUING OPERATIONS	(3,535,881)	(661,648)	(4,942,963)	(2,477,986)
LOSS FROM DISCONTINUED OPERATIONS	(45)	9,077	(69)	(29,419)
NET LOSS	(3,535,926)	(652,571)	(4,943,032)	(2,507,405)
Foreign currency translation adjustment	157,128	(1,553,710)	130,859	(730,344)
COMPREHENSIVE LOSS	$(3,378,798)	$(2,206,281)	$(4,812,173)	$(3,237,749)

Weighted Average Common Shares Outstanding:
Basic	49,672,519	39,617,595	48,198,041	36,298,211
Diluted	49,672,519	39,617,595	48,198,041	36,298,211
LOSS PER COMMON SHARE (Basic and Diluted):
Continuing operations	$(0.07)	$(0.02)	$(0.10)	$(0.07)
Discontinued operations	—	—	—	—
NET LOSS PER COMMON SHARE	$(0.07)	$(0.02)	$(0.10)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

	2009	2008
Operating activities:
Loss from continuing operations	$(4,942,963)	$(2,477,986)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Foreign currency exchange gains	2,124	(171,600)
Equity in loss on investment in EnerWaste Europe, Ltd	—	506,757
Depreciation and amortization	—	262,618
Amortization of discount on notes payable	997,051	8,425
Amortization of deferred financing costs	468,227	—
Loss on deemed extinguishment of debt	669,082	—
Warrants issued for consulting services	—	775,899
Warrants issued for compensation	140,562	1,287,444
Common stock issued for consulting services	630,000	351,250
Deferred taxes	—	(1,525,325)
Gain on legal settlement	(1,510,996)	—
Changes in assets and liabilities:
Due from escrow agent	—	373,582
Contracts Receivable	53,250	(41,250)
Unbilled amounts due on uncompleted contracts	(368,172)	(542,311)
Deferred job costs	(193,358)	—
Other assets	41,278	126
Accounts payable	1,277,049	168,395
Accrued expenses	320,194	95,784
Deferred revenue	—	41,250
VAT payable/recoverable	(40,337)	(33,927)
Due to related parties	297,992	(159,948)
Other current liabilities	27,596	—
Net cash used in operating activities	(2,131,421)	(1,080,817)
Investing activities:
Purchase of equipment	(34,385)	—
Cash acquired in acquisition	—	718
Net cash (used in) provided by investing activities	(34,385)	718
Financing activities:
Proceeds from lines of credit, net	—	141,631
Proceeds from notes payable, net of financing costs	2,405,415	150,000
Principal payments on note payable	(943,000)	(64,492)
Consideration for cancellation and return of common stock	(20,000)	—
Issuance of common stock in private placement	—	56,364
Fees in connection with acquisition of public shell	(210,050)	—
Issuance of common stock in private placement, net of financing costs	899,211	—
Net cash provided by financing activities	2,131,576	283,503
Discontinued operations:
Operating cash flows	(16,500)	(198,506)
Net cash (used in) discontinued operations	(16,500)	(198,506)
Effect of exchange rate changes on cash	32,417	321,125
Net decrease in cash	(18,313)	(673,977)
Cash — beginning	27,360	723,655
CASH — Ending	$9,047	$49,678

 The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On May 6, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Waste2Energy Acquisition Co., a Delaware corporation and wholly owned subsidiary of the Company (the “Subsidiary”) and Waste2Energy, Inc. (“W2E”).   On May 28 2009, the Company, Subsidiary and W2E entered into Amendment No. 1 to the Merger Agreement (“Amendment No. 1.”).  Pursuant to Amendment No. 1, the definition of Acquisition Shares was revised to mean 45,981,770 shares of W2E and Section 5.19(e) of the Merger Agreement was revised to note that the issued and outstanding share capital of W2E consists of 45,981,770 issued and outstanding shares.  (The Merger Agreement as amended by Amendment No. 1 is hereinafter referred to as the “Merger Agreement”). Pursuant to the Merger Agreement, on May 28, 2009 (the “Closing”), the Subsidiary merged with and into W2E resulting in W2E becoming a wholly-owned subsidiary of the Company (the “Merger”). The Merger was accounted for as a reverse merger and recapitalization. Pursuant to the Merger Agreement, the Company issued 45,981,770 shares of common stock (the “Common Stock”) of the Company (the “Acquisition Shares”) to the shareholders of W2E, representing approximately 96% of the issued and outstanding Common Stock following the closing of the Merger and the sale of  Units (as defined below) concurrently with the Closing, and warrants to purchase 18,760,000 shares of Common Stock (the “Acquisition Warrants”) to the warrant holders of W2E at exercise prices ranging from $.10 to $.75. Pursuant to the Merger Agreement, the outstanding shares of common stock and warrants to purchase shares of common stock of W2E were cancelled.  Subsequent to the closing of the Merger, the Company will continue W2E’s operations. In July 2009, the name was changed to Waste2Energy Holdings, Inc.   On the Closing, the Company sold in a private placement 254,500 units (the “Units”) to investors (the “Investors”), each Unit consisting of (i) three (3) shares of Common Stock and (ii) a three-year warrant (the “Warrants”) to purchase three (3) additional shares of Common Stock at an exercise price of $1.25 per share, at a purchase price of $2.00 per Unit and, as a result, the Company received gross proceeds of approximately $509,000 and issued the Investors an aggregate of 763,500 shares of Common Stock and Warrants to purchase 763,500 shares of Common Stock (the “Warrant Shares”). The Warrants may not be exercised to the extent such exercise would cause the holder of the Warrant, together with its affiliates, to beneficially own a number of shares of Common Stock which would exceed 4.99% of the Company’s then outstanding shares of Common Stock following such exercise.

The private placement was terminated in September 2009 and, including the units sold in May 2009, the Company raised $1,200,465 from the offering. In July and August 2009, the Company issued $2,500,000 of Debentures due 90 days from the date of issuance. This debt bears interest at 10% and was used to refinance existing debt and to fund operating expenses. In October and November 2009, the Company issued $4,485,147 of Senior Convertible Debentures bearing interest at 12% and due one year from date of issue.  This debt was used to refinance existing debt and to fund operating expenses.

Management believes that the Company’s ability to continue operations is dependent on its ability to raise capital.  If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its operations, suspending the pursuit of its business plan, and controlling overhead expenses.  The Company cannot provide any assurance that it will raise additional capital as necessary nor can it provide any assurance that new financing will be available to it on acceptable terms, if at all.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments, (including normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2010.  This form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements in our Form 8K-A for the year ended March 31, 2009 which was filed on October 1, 2009.

All significant intercompany accounts and transactions have been eliminated in consolidation.  Significant events which occurred subsequent to September 30, 2009, and prior to our filing date, have been disclosed in Note 11, Subsequent Events.

NOTE 2.                     LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company incurred a net loss from continuing operations of $4,942,963 and used $2,131,421 of cash in continuing operations for the six months ended September 30, 2009.  At September 30, 2009, the Company had a working capital deficit of $5,646,006 and a $23,675,381 accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities should the Company be unable to continue as a going concern.

On May 28, 2009, simultaneous with the Merger, the Company also initiated a private placement offering (“May Private Placement”) of up to 4,000,000 units (“Units’). Each Unit consists of (i) three shares of common stock, par value $0.001 per share and (ii) a three-year warrant to purchase three additional shares of common stock at an exercise price of $1.25 per share. This offering was terminated in September 2009 and the Company raised $1,200,465 of capital with this transaction. In July and August 2009, the Company issued $2,500,000 of Debentures due 90 days from the date of issuance. This debt bears interest at 10% and was used to refinance existing debt and to fund operating expenses.

In October and November 2009, the Company issued $4,485,147 of Senior Convertible Debentures bearing interest at 12% and due one year from date of issue.  This debt was used to refinance existing debt and to fund operating expenses. The Company cannot provide any assurance that it will successfully raise any additional capital.

Management believes that the funds the Company has raised, and the funds it expects to generate from operations, and its ability to raise additional capital, may enable it to sustain the business through September 30, 2010.  If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its operations, suspending the pursuit of its business plan, and controlling overhead expenses.  The Company cannot provide any assurance that it will raise additional capital as necessary nor can it provide any assurance that new financing will be available to it on acceptable terms, if at all.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in the preparation of the accompanying condensed consolidated financial statements. On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC” or “the Codification”), the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The new guidelines and numbering system prescribed by the Codification are used when referring to GAAP in this Form 10-Q. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s condensed consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period.  The Company evaluates all of its estimates on an on-going basis. Significant estimates and assumptions include the valuation of acquired assets including the establishment of a deferred tax liability, the useful lives of acquired intangible assets and the valuation of equity instruments.  In addition, the Company’s business involves making significant estimates and assumptions in the normal course of business relating to its contracts and the long-term duration of a contract cycle. The most significant estimates with regard to its contracts relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts, as well as estimating the allowance for doubtful accounts with respect to contracts receivable and reserves associated with warranty obligations.

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

For the three and six months ended September 30, 2009 and 2008, substantially all the Company’s revenues were derived from one contract.  Prior to June 25, 2008, the revenues and results of operations of Enerwaste Europe, Ltd. (“EWE”) were included in the Company’s loss on investment in EWE.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Financing Costs

Costs relating to obtaining the debt portion of private placement offerings and notes are capitalized and amortized over the term of the related debt using the straight-line method which approximates the interest method.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.  During the six months ended September 30, 2009, the Company incurred $137,585 in financing costs paid to third parties, in connection with the extension of outstanding loans and issuance of Notes payable, and $364,000 in placement fees incurred in connection with the issuance of Notes payable. Accumulated amortization at September 30, 2009 was $239,239. Amortization of deferred financing costs charged to operations was $319,158 and $468,227 for the three and six months ended September 30, 2009, respectively.

Debt Extinguishment Accounting

The Company accounted for amendments to certain debt instruments to extended maturity dates, in accordance with the guidelines enumerated in ASC 470 “Debt” (“ASC 470”) (formerly FASB Staff Position EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”) ASC 470 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt. ASC 470 further provides that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modification.

The Company evaluated its issuance of the note extensions and the related issuance of equity instruments to determine whether the modification for the change in the maturity date and the related issuance of equity instruments resulted in the issuance of a substantially different debt instrument. The Company determined after giving effect to the changes in the extended due dates and the consideration paid to the debt holders that the Company had issued substantially different debt instruments, which resulted in a constructive extinguishment of the original debt instrument. Accordingly, the Company recorded a loss on the extinguishment of debt in the amount of $0 and $669,082 for the three and six months ended September 30, 2009, respectively, which represented the value of additional equity instruments given to debt holders to extend the maturity.  The debt instrument charge is included in the accompanying statement of operations for the six months ended September 30, 2009 (See Note 6).

Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260 (formerly SFAS No. 128, “Earnings Per Share.”) Under ASC 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three and six months ended September 30, 2009 and 2008 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

Warrants to purchase 19,160,000 and 10,300,000 shares of common stock, respectively, were excluded from the computation of basic and diluted net loss per share.  Weighted average shares outstanding (basic and diluted) includes 2,000,000 warrants exercisable at $.01 issued to the placement agent on August 19, 2009, which are deemed to be outstanding common stock for this calculation because of the $.01 exercise price.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company retrospectively adopted the provisions of ASC 260 “Earnings per Share” (formerly FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) on April 1, 2009. Under the new standard ASC 260 addresses whether instruments granted in share based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two class method described.  This provision of ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of this provision of ASC 260 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Non-Controlling Interest

The Company prospectively adopted the provisions of ASC 810 “Noncontrolling Interests in Consolidated Financial Statements” (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”). ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This provision of ASC 810 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this provision of ASC 810 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Financial Instruments

The Company adopted the provisions of ASC 815-40 “Contracts in Entity’s Own Equity” (formerly EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock”). ASC 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. This provision of ASC 815-40 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The adoption of the provisions of ASC 815-40 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements

The Company adopted the provisions of ASC 855 “Subsequent Events” (formerly SFAS 165 “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of ASC 855 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted the provisions of ASC 855 during the first quarter of fiscal 2009 and as the pronouncement only requires additional disclosures, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through November 16, 2009, the date that these financial statements were issued.

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective  April 1, 2010  The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective April 1, 2010 The adoption of this pronouncement is not expected to have a material impact on the Company’s financial position and results of operations.

In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this Update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and  also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

The FASB has published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our unaudited interim consolidated financial statements upon adoption.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4.                     CONTRACTS IN PROGRESS

The following is a summary of the contracts in progress at September 30, 2009:

Cost incurred on uncompleted contract	$4,776,607
Estimated loss on contract	(563,150)
4,213,457
Less: billings to date	(3,713,600)
$499,857

Estimated future losses on contracts in progress which are included in accrued expenses in the accompanying consolidated balance sheet amounted to $8,161 at September 30, 2009.  The one contract in progress has incurred cost overruns and other costs that the customer asserts should be part of the contract.  The Company and its customer intend to negotiate the settlement of these costs upon final completion of the contract.  Management cannot at this time estimate the ultimate outcome of the additional chargebacks by the customer or additional billings to be charged to the customer at September 30, 2009. (See Note 9)

Included in the following balance sheet captions:

Unbilled amounts due on uncompleted contracts	$499,857

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5.                     ACQUISITION OF SUBSIDIARY AND DISCONTINUED OPERATIONS  (CONTINUED)

A summary of EWI’s assets and liabilities from discontinued operations as of September 30, 2009 and March 31, 2009, and its results of discontinued operations for the three and six months ended September 30, 2009 and 2008 are as follows:

	September 30,	March 31,
	2009	2009

Assets from discontinued operations
Cash	$7,545	$1,413
Current assets from discontinued operations	$7,545	$1,413

Liabilities from discontinued operations
Accounts payable and accrued expenses	$160,420	$170,719
Income taxes payable	126,552	126,552
Current liabilities from discontinued operations	$286,972	$297,271

	Three Months Ended
	September 30, 2009	September 30, 2008
Results of discontinued operations
Net revenue	$—	$474,236
Cost of revenue	—	(362,250)
Operating expenses	(45)	(110,648)
Interest income, net	—	7,371
Benefit from income taxes	—	368
Loss from discontinued operations	$(45)	$9,077

	Six Months Ended
	September 30, 2009	September 30, 2008
Results of discontinued operations
Net revenue	$—	$518,003
Cost of revenue	—	(404,128)
Operating expenses	(70)	(164,691)
Interest income, net	1	214
Other income	—	984
Benefit from income taxes	—	20,199
Loss from discontinued operations	$(69)	$(29,419)

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.                     NOTES PAYABLE

A summary of the notes payable as of September 30, 2009 and March 31, 2009 is as follows:

	September 30, 2009	March 31, 2009
Promissory Notes	$384,384	$1,508,898
Promissory Notes - Private Placement Offering (1)	—	500,000
Promissory Notes - Private Placement Offering (2)	2,500,000	—
Convertible Notes	350,000	100,000
Bridge Loans	25,000	200,000
Bridge Loans - Related Parties	39,000	25,000
Subtotal	3,298,384	2,333,898
Unamortized Discounts	(326,365)	(54,070)
Total Notes Payable, net of unamortized discounts	$2,972,019	$2,279,828

(1)   Notes issued in connection with December 2008 Private Placement

(2)   Notes issued in connection with July 2009 Private Placement

The activity associated with the capitalization and amortization of deferred financing costs and discounts on notes payable for the period from April 1, 2009 to September 30, 2009 is as follows:

Discount on Notes Payable

Balance, April 1, 2009	$54,070
Additions	370,412
Amortization	(120,951)
Balance, June 30, 2009	303,531
Additions	898,933
Amortization	(876,099)
Balance, September 30, 2009	$326,365

Deferred Financing Costs

Balance, April 1, 2009	$107,300
Additions	829,770
Amortization	(149,069)
Loss on deemed extinguishment of debt	(669,082)
Balance, June 30, 2009	118,919
Additions	313,065
Amortization	(319,158)
Balance, September 30, 2009	$112,826

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.                     NOTES PAYABLE (continued)

Promissory Notes

On November 7, 2007, the Company issued a promissory note in connection with the acquisition of EWI in the principal amount of $2,250,000. The promissory note bears interest at 8% per annum and was due to mature on May 8, 2008. The promissory note is secured by the Company’s 95% interest in EWI.  On April 21, 2009, the Company entered into a release and Settlement Agreement (the “Settlement Agreement”) with the note holder whereby the Company agreed to pay $125,000 in full settlement of any and all amounts due under the July 10, 2007 Stock Purchase Agreement, as amended, the September 7, 2007 consulting agreement and the November 7, 2007 promissory note, as amended. In addition, the Company and the note holder released each other from any and all claims, as defined in the Settlement Agreement.  As a result of the Settlement Agreement the loan balance and accrued interest was reduced by $1,383,898 and $127,097, respectively.  The note was repaid on July 17, 2009.

In April 2009, the Company entered into a promissory note for $265,000 with a vendor for previously provided services that had been included in accounts payable and accrued expenses.  The note was due in ninety days bearing interest at 10% per annum.   Also, in July 2009, the Company entered into a second promissory note with the same vendor for $119,384 for previously provided services.  The second note also was due in ninety days bearing interest at 10% per annum.  In September 2009 the due date of the notes was extended through an amendment. The due date of the notes was amended and repayment is now expected to be repaid using proceeds from future capital raises and/or operations.  In October 2009, the Company repaid $131,330 of the original note of $265,000.

Promissory Notes—Private Placement Offering (December 2008)

In January 2009, in connection with its December 2008 PPM, the Company sold ten units and, accordingly, issued promissory notes totaling $500,000 and issued 100,000 shares of common stock.    The notes bore interest of $150,000. Principal, plus all accrued and unpaid interest thereon, were due in April, 2009. The maturity dates on the promissory notes in the aggregate amount of $500,000 scheduled to mature in April 2009 were extended to October 2009. In connection with the extension of the maturity dates, the Company issued 1,000,000 shares of common stock to the debt holders, valued at $450,000. In accordance with ASC 470, the Company recorded a loss on the deemed extinguishments of debt in the amount of $450,000 which represented the value of additional equity instruments given to debt holders to extend the maturity.  The debt instrument charge is included in the accompanying condensed consolidated statement of operations for the six months ended September 30, 2009.  These notes were repaid in full on July 31, 2009.

Promissory Notes — Private Placement Offering (July 2009)

On June 25, 2009, the Company issued notes in the aggregate amount of $804,000.  The notes bear interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, is due on September 25, 2009. The Company has obtained extension agreements on the notes which now mature on October 2, 2009.  The notes are automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $5,000,000. The Company issued 804,000 shares of its common stock to the payees.  The Company allocated a portion of the proceeds from the note to the common stock based on the relative fair value of the notes and common

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.                     NOTES PAYABLE (Continued)

stock.  The relative fair value of the common stock, which amounted to $249,517, was recorded as a discount to the notes. This amount is being accreted to interest expense over the contracted term of the notes.  In October 2009, the Company repaid in full $650,000 of the notes using proceeds from a private debt placement (Note 11).   The remaining $154,000 of notes have not been repaid.  The notes are expected to be repaid using proceeds from future capital raises and/or operations.

On July 17, 2009, the Company issued a note payable in the aggregate amount of $125,000.  The note bears interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, is due on October 17, 2009. The notes are automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $5,000,000. The Company issued 125,000 shares of its common stock to the payee.  The Company allocated a portion of the proceeds from the note to the common stock based on the relative fair value of the notes and common stock.  The relative fair value of the common stock, which amounted to $38,793, was recorded as a discount to the notes. This amount is being accreted to interest expense over the contracted term of the notes. In connection with issuance, the Company paid a placement agent $12,500 (10% of the amount of the notes issued) and a non-accountable expense allowance equal to $3,750 (3% of the amount of the notes issued).  The Company did not repay this note at maturity.  The note is expected to be repaid using proceeds from future capital raises and/or operations.

On August 4, 2009, the Company issued notes in the aggregate amount of $1,571,000.  The notes bear interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, is due on November 4, 2009. The notes are automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $5,000,000. The Company issued 1,571,000 shares of its common stock to the payees.  The Company allocated a portion of the proceeds from the notes to the common stock based on the relative fair value of the notes and common stock.  The relative fair value of the common stock, which amounted to $860,140, was recorded as a discount to the notes. This amount is being accreted to interest expense over the contracted term of the notes. In connection with issuance, the Company paid a placement agent $157,100 (10% of the amount of the notes issued) and a non-accountable expense allowance equal to $47,130 (3% of the amount of the notes issued).  In October 2009, the Company repaid $990,000 of the notes using proceeds from a private debt placement (Note 11).   The remaining $581,000 of notes have not been repaid.  The notes are expected to be repaid using proceeds from future capital raises and/or operations.

Convertible Note

On March 17, 2009, the Company issued a convertible note in the amount of $100,000. The note bears interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, and are due on June 17, 2009. The note is automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $2,000,000. The note is convertible at the option of the payee into shares of the Company’s common stock at a conversion price of $0.50 per share. In addition, the Company issued 150,000 shares of its common stock to the payee on April 1, 2009. The Company allocated a portion of the proceeds from the note to the common stock based on the relative fair value of the notes and common stock.  The relative fair value of the common stock, which amounted to $40,299, was recorded as a discount to the notes. This amount is being accreted to interest expense over the contracted term of the notes.  The Company did not make the final payment on the promissory note on June 17, 2009, but obtained an extension of the note through November 4, 2009.  On October 1, 2009, the note was repaid in full.

On April 6, 2009, the Company issued a convertible note in the amount of $200,000.  The note bears interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, are due on October 6, 2009. The note is automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $2,000,000. The note is convertible at the option of the payee into shares of the Company’s common stock at a conversion price of $0.50 per share. In addition, the Company issued 300,000 shares of its common stock to the payee.  The Company allocated a portion of the proceeds from the note to the common stock based on the relative fair value of the note and common stock.  The relative fair value of the common stock, which amounted to $80,597, was recorded as a discount to the notes. This amount is being accreted to interest expense over the contracted term

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.                     NOTES PAYABLE (CONTINUED)

of the notes.  The note was extended to October 12, 2009 and the Company has not repaid this debt.  The note is expected to be repaid using proceeds from future capital raises and/or operations.

On April 17, 2009, the Company issued a convertible note in the aggregate amount of $50,000 to its President and COO. The note bore interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, were due on August 17, 2009. The note is automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $2,000,000. The note was convertible at the option of the payee into shares of the Company’s common stock at a conversion price of $0.50 per share. In addition, the Company issued 75,000 shares of its common stock to the payee. The relative fair value of the common stock, which amounted to $20,149, was recorded as a discount to the notes. This amount was accreted to interest expense over the contracted term of the notes.  The note was paid in full in August 2009.

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

Bridge Loans

The Company issued $375,000 of notes payable to eight individuals, including two related parties, from September 2008 through December 2008.  Of this amount, $350,000 has been repaid as of September 30, 2009.

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

During October, November and December 2008 the Company issued notes payable in the aggregate amount of $200,000 and warrants granting the holders the right to purchase up to 460,000 shares of common stock at $0.50 per share exercisable for a period of three years. The aggregate fair value of the warrants issued, amounted to $150,617, which was determined using the Black Scholes option pricing model at a range of $0.32 and $0.33 per warrant utilizing the following assumptions: expected volatility ranging from 105.15% to 110.91%, risk free interest rate ranging from 1.80% to 1.41%, expected term of three years and a market price of $0.50. The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise.  The notes had a three month term and bore interest at a rate of 5% per annum. These notes were all repaid prior to July 31, 2009.

The Company allocated a portion of the proceeds from the notes to the warrants.  The relative fair value of the warrants, which amounted to $84,420, was recorded as a discount to the notes.  This amount is being accreted to interest expense over the contracted term of the notes.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.                     NOTES PAYABLE (Continued)

In April and May 2009, the maturity dates on bridge notes in the aggregate amount of $175,000 scheduled to mature in January and February 2009 were extended to April and May 2009, respectively.  The maturity of the notes was later extended to June 2009.  In connection with the second extension of the maturity dates, the Company issued 425,000 shares of common stock to the debt holders, valued at $219,082.  In accordance with ASC 470, the Company recorded a loss on the deemed extinguishments of debt in the amount of $219,082 which represented the value of additional equity instruments given to debt holders to extend the maturity.  The debt instrument charge is included in the accompanying condensed consolidated statement of operations for the six months ended September 30, 2009.  These notes were repaid in full on July 31, 2009.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On November 10, 2008, a new contract was entered into between Ascot and IOM to complete the project. As a result of the loss of this major contract, on February 19, 2009, a creditor commenced bankruptcy proceedings against EWE and it was  placed in involuntary receivership (bankruptcy) and was appointed an Administrator under the supervision of the local courts. EWE subsequently delivered all of its books and records, money, bank accounts, bonds and any other valuable assets to the Administrator. Further, under Icelandic law, a ruling of bankruptcy has the effect that a new legal entity emerges that is controlled by the Administrator.  Management does not believe that the Company will be materially impacted by the bankruptcy of EWE beyond the impact that has occurred to date.  Further, management does not intend to reorganize EWE and continue its operations upon completion of the bankruptcy proceedings.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8.                     STOCKHOLDER’S EQUITY

Common Stock

In April 2009, the Company issued 525,000 shares of common stock in connection with the issuance of convertible notes that were previously issued.  Additionally, the Company issued 125,000 shares of common stock in connection with a promissory note that was previously issued.

On April 22, 2009, the Company issued 500,000 shares of common stock in connection with consulting services rendered, valued at $0.45 per share.  Accordingly, the Company recorded $225,000 of consulting expense during the six months ended September 30, 2009.

On April 22, 2009, the Company issued 500,000 shares of common stock in connection with identifying it’s merger candidate, valued at $0.45 per share. Accordingly, the Company recorded $225,000 of expense during the six months ended September 30, 2009.

On April 22, 2009, the Company issued 1,000,000 shares of common stock in connection with the extension of the maturity dates of certain notes payable related to the December 2008 Private Placement Memorandum, which were repaid  during the six months ended September 30, 2009.  The Company recorded the cost as a loss on deemed extinguishment of debt in accordance with ASC 470.

On April 22, 2009, the Company issued 100,000 shares of common stock, to consultants in connection with the extension of a bridge loan, valued at $0.45 per share.  These costs have been recorded as deferred financing costs which are being amortized over the term of the notes.

In April 2009, the Company issued 425,000 shares of common stock in connection with the extension of the maturity dates of certain notes payable (See Note 6).  The Company recorded the cost as a loss on deemed extinguishment of debt in accordance with ASC 470.

On April 30, 2009, the Company issued 50,000 shares of common stock in connection with consulting services rendered, valued at $0.45 per share.  Accordingly, the Company recorded $22,500 of consulting expense during the six months ended September 30, 2009.

On May 4, 2009, the Company issued 750,000 shares of common stock in connection with consulting services rendered, valued at $0.45 per share.  Accordingly, the Company recorded $337,500 of consulting expense during the six months ended September 30, 2009.

In May 2009, in connection with the reverse merger, Maven Media had 3,000,000 shares of common stock issued and outstanding.  As of the merger date, 2,000,000 shares were canceled and 1,000,000 were reissued in the new company.

During the period  from May 2009 through August 2009 the Company issued 1,800,750  shares of common stock in connection with equity units sold in the May 2009 Private Placement offering.  Additionally, the Company issued 2,500,000 shares in connection with the issue of promissory notes and debentures between June 2009 and August 2009.

Cancellation and Return of Common Stock

On May 7, 2009, pursuant to return to treasury agreements with certain former shareholders such shareholders agreed to return 1,200,000 shares of common stock to the Company in consideration for $10,503 which were then cancelled.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8.                     STOCKHOLDER’S EQUITY (Continued)

In May 2009, 1,250,000 shares of common stock, held by a shareholder, were canceled by the Company for non-payment of their subscription agreement amounting to $12,500.

Common Stock Purchase Warrants

Warrant activity for the period from April 1, 2009 to September 30, 2009 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2009	11,410,000	$0.57
Granted	7,350,000	0.53
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2009	18,760,000.54
Granted	2,400,000.12
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2009	21,160,000	$0.49

Weighted average fair value granted during the six months ended September 30, 2009		$.37

Warrants issued to Non-Employees

On April 2, 2009, the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock to a vendor, previously granted on March 31, 2009 at an exercise price of $0.50.  The warrants expire on April 2, 2014 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $701,541, was determined using the Black Scholes option pricing model at $0.35 per warrant utilizing the following assumptions: expected volatility of 110.04%, risk-free interest rate of 1.74%, contractual term of five years and a market price of $0.45.  The value of the warrants was accrued as a consulting expense payable at March 31, 2009.

On August 19, 2009, the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock to its placement agent in connection with the settlement of all amounts due under the previous investment banking agreement.  The warrants were granted with an exercise price of $.01.  The warrants expire on August 19, 2012 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $2,002,335, was determined using the Black Scholes option pricing model at $1.0012 per warrant utilizing the following assumptions: expected volatility of 124.2%, risk-free interest rate of 1.54%, contractual term of five years and a market price of $1.01.  The value of the warrants was recorded as a cost of capital for the quarter ended September 30, 2009.

The Company recorded $0 and $335,213 of consulting expense during the three months ended September 30, 2009 and 2008, respectively, relating to warrants awarded.  For the six months ended September 30, 2009 and 2008, the Company recorded $0 and $775,899, respectively, of consulting expense relating to warrants awarded.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8.                     STOCKHOLDER’S EQUITY (Continued)

Warrants Issued to Employees

On April 2, 2009, the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock to the CEO previously granted on March 31, 2009 at an exercise price of $0.50.  The warrants expire on April 2, 2014 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $541,242, was determined using the Black Scholes option pricing model at $0.27 per warrant utilizing the following assumptions: expected volatility of 110.05%, risk-free interest rate of 1.25%, expected term of three years and a market price of $0.45.  The value of the warrants was accrued as a consulting expense payable at March 31, 2009.

On April 2, 2009, the Company issued warrants to purchase 1,400,000 shares of the Company’s common stock to the President and COO previously granted on March 31, 2009 and included on March 31, 2009 at an exercise price of $0.50.  The warrants expire on April 2, 2014 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $378,870, was determined using the Black Scholes option pricing model at $0.27 per warrant utilizing the following assumptions: expected volatility of 110.05%, risk-free interest rate of 1.25%, expected term of three years and a market price of $0.45.  The value of the warrants was accrued as compensation expense payable at March 31, 2009.

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

On July 13, 2009, the Company granted warrants to purchase 400,000 shares of the Company’s common stock to the Chief Financial Officer at an exercise price of $0.67 in connection with an employment agreement.  The warrants expire on July 13, 2014 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $112,010, was determined using the Black Scholes option pricing model at $0.28 per warrant utilizing the following assumptions: expected volatility of 126.19%, risk free interest rate of 1.60%, expected term of three years and a market price of $0.45.

The Company recorded $83,458 and $290,988 of compensation expense during the three months ended September 30, 2009 and 2008, respectively, relating to warrants awarded.  For the six months ended September 30, 2009 and 2008, respectively, the Company recorded expense of $140,562 and $1,287,444.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8.                     STOCKHOLDER’S EQUITY (Continued)

Merger and Private Placement Offering — May 2009

On May 6, 2009 under the Merger Agreement, (i) the stockholders of W2E surrendered all of the issued and outstanding shares of W2E capital stock and received, in exchange for 45,981,770 shares of common stock of the Company, referred to as “Pubco”; (ii) all warrants to purchase shares of W2E common stock outstanding immediately prior to the Merger was replaced with corresponding new warrants to purchase shares of Pubco common stock; (iii) the former stockholders Pubco retained 1,000,000 shares of common stock of Pubco. This has been accounted for as a reverse merger with the acquiring company being W2E.

Simultaneous with the reverse merger transaction in May 2009, the Company also initiated a private placement offering (“May Private Placement”) of up to 4,000,000 units of (the Company “Units’). Each Unit consists of (i) three shares of common stock, par value $0.001 per share and (ii) a three-year warrant to purchase three additional shares of common stock at an exercise price of $1.25 per share. The Company was attempting to raise $8,000,000 capital with this transaction. The initial closing of the May Private Placement was on May 28, 2009. As of August 24 2009, the Company completed an offering of 600,250 Units at $2.00 per Unit.

The Units were being offered on behalf of the Company by a Placement agent, and the Company paid the placement agent the following (i) sales commissions in an amount of $289,654); (ii) a non-accountable expense allowance of $79,654 and (iii) an investment banking fee of $60,023.  Additionally, the Placement agent received two million warrants valued at $.01 per share upon conclusion of the offering in full settlement of all amounts due to the agent under the investment banking agreement.  Further, upon exercise of the Warrants issued to investors, the Placement agent will receive a ten percent (10%) commission and a three percent (3%) non-accountable expense allowance, and will also be issued a three-year warrant exercisable to purchase such number of shares of common stock equal to 4.5% of the number of the fully diluted outstanding shares of common stock.

Details of  outstanding shares of common stock are as follows:

Shares
Shares of Pubco at March 31, 2009	3,000,000
Cancellation of Pubco shares at merger date	(2,000,000)
Recapitalized shares of W2E’s stockholders at exchange (one for one)	41,152,100
Issuance of shares in connection with notes payable	4,575,000
Issuance of shares in connection with consulting agreement	1,900,000
Issuance of shares in connection with May 2009 private placement	1,800,750
Cancellation and return of shares	(2,450,000)
Common stock shares outstanding at September 30, 2009	47,977,850

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9.                     COMMITMENTS AND CONTINGENCIES

Income Tax Liabilities

At September 30, 2009 and March 31,  2009, the Company has included in income taxes payable an accrual of approximately $127,000,  inclusive of interest and penalties of approximately $25,000, that relate to EWI for the period prior to its acquisition.  Such amounts are included in current liabilities from discontinued operations in the accompanying condensed consolidated balance sheets.

Employment Agreements

At September 30, 2009, the Company has accrued unpaid fees of $515,788 for the Former Chief Executive Officer and sole board member, $148,958 for the President and Chief Executive Officer, $14,583 for the Chief Financial Officer and $18,750 for the VP related to unpaid compensation under their respective employment agreements.  These amounts are included in due to related parties in the consolidated balance sheet as of September 30, 2009.

On July 13, 2009, the Company entered into an employment agreement with its Chief Financial Officer (“CFO”).  The agreement is for a one year term; thereafter the agreement automatically renews for successive one year terms, unless terminated sooner, upon 30 days notice.   Under the terms of the agreement, the CFO will receive an annual base salary of $175,000.  The CFO’s base salary will be reviewed, from time to time, and may be adjusted  at the discretion of the Board. The first such review shall be at the first anniversary date of this agreement. In addition, on July 13, 2009, the CFO was granted 400,000 warrants to purchase the Company’s common stock at an exercise price of $0.67 per share vested two years from the effective date of the registration statement, or immediately if the Company fails to raise a minimum of $4,000,000 in the equity offering, provided the CFO is still employed by the Company on such date.  The warrants expire on July 13, 2014 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $112,010, was determined using the Black Scholes option pricing model at $0.28 per warrant utilizing the following assumptions: expected volatility of 126.19%, risk free interest rate of 1.60%, expected term of three years and a market price of $0.45.

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

The Company was required to pay the Placement agent a retainer of $400,000. In connection with the Offering, the Company agreed to pay the Placement agent (i) placement fees equal to 10% of the gross proceeds of the Offering and 3% of the gross proceeds of the Offering as a non-accountable expense allowance; and (ii) issue 3,304,670 shares of the Company’s common stock valued at $0.45 per share.

In September 2009, the May Private Placement was terminated.  The Placement agent was previously issued 3,304,670 shares of the Company’s common stock for services rendered in connection with the Offering.  Subsequent to the issuance, the common shares were canceled and replaced with warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.01.  The warrants expire on August 19, 2012 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $2,002,335, was determined using the Black Scholes option pricing model at $1.0012 per warrant utilizing the following assumptions: expected volatility of 124.20%, risk free interest rate of 1.54%, contractual term of three years and a market price of $1.01.  The warrants were exercised on a cashless basis resulting in the issuance of 1,981,391 shares of common stock in October 2009 (See Note 11).

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9.                     COMMITMENTS AND CONTINGENCIES (CONTINUED)

Transition Agreement

On May 28, 2009, the Company, Christopher d’Arnaud-Taylor (“Mr. d’Arnaud-Taylor”) and Peter Bohan entered into a Transition Agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. d’Arnaud-Taylor agreed that, effective on the final closing May Private Placement, he will resign as Chief Executive Officer of the Company and at such time his employment agreement with the Company will be terminated.  He will continue to serve as a director of the Company. Mr. d’Arnaud-Taylor entered into a consulting agreement, dated as of May 28, 2009 (the “Consulting Agreement”).  Pursuant to the Consulting Agreement, which shall become effective upon the final closing of the May Private Placement, Mr. d’Arnaud-Taylor will serve as a consultant to W2E Group Holdings and shall be paid an annual fee of $300,000. The Company has guaranteed the payments due to Mr. d’Arnaud-Taylor pursuant to the Consulting Agreement.  Upon his resignation, Mr. Bohan will become the Company’s Chief Executive Officer. In September 2009, the Company amended the Transition Agreement such that Mr. Taylor would resign upon termination of the May Private Placement.  This was effective September 4, 2009 and Mr. Bohan assumed the role of CEO as of that date.  The Company recorded an accrual of $300,000 for severance to Mr. Taylor in connection with his departure and the terms of his employment agreement.  This is included as a component of Due to related parties in the condensed consolidated balance sheet as of September 30, 2009.

Dargavel Contract Cost Dispute

During the course of the construction of the Dargavel plant, the Company and its customer have encountered a number of significant issues that have resulted in delays and cost increases to the project.  These issues include the Icelandic economy collapse, project scoping changes, and changes required by engineers hired by the customer and the Scottish Environment Protection Agency (“SEPA”).  These issues have resulted in substantial increases to the costs to complete this project.  The customer claims that they have incurred liquidated damages due to the project not being completed on schedule based on the original contract with our Icelandic subsidiary, Enerwaste  Europe of approximately €470,000.  The Company is contesting this claim based on our belief that a Force Majeure occurred with respect to the Iceland collapse and the impact on our business operations based in Iceland.  Additionally, there are significant other costs that the customer claims are our responsibility, the majority of which are costs associated with the engineering firm that they engaged to participate in the project.  We do not believe the vast majority of these costs are our responsibility and intend to contest this claim vigorously.  Additionally, the Company is in the process of pulling together its counter claims with respect to cost increases incurred that were outside of our control and are not solely our responsibility.   The compilation of those costs is not yet complete and therefore we are unable to quantify the amount of those costs.  Management is currently unable to estimate the ultimate outcome of the negotiations and whether or not there will be any additional amounts owed to the customer by the Company, particularly since we are not yet able to fully quantify our counterclaim.  The Company expects to commence discussions with the customer regarding the situation during the third fiscal quarter. Based on the amounts the customer has provided to us as their claim, we estimate the range of potential future costs to settle this could range from €0 to €900,000.  We have not recorded an accrual for these costs as the likelihood is reasonably possible but the amounts cannot be estimated at this time. (See Note 4).

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10.                   INCOME TAXES

The Company recognized a deferred tax asset of approximately $5,349,416 as of September 30, 2009, primarily relating to net operating loss carryforwards of approximately $8,112,994 available to offset future taxable income through 2030.   Due to changes in ownership, these federal net operating loss carryforwards are subject to annual limitations in their use in accordance with Internal Revenue Code Section 382.  Accordingly, the extent to which the loss carryforwards can be used to offset future taxable income may be limited.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company then continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

NOTE 11.                   SUBSEQUENT EVENTS

Senior Convertible Debentures

In October and November, 2009, the Company issued Senior Convertible Debentures in the aggregate amount of $4,485,147 in a private placement.  The notes bear interest at a rate of 12% per annum and are due one year from date of issue. The notes are convertible into one share of common stock with a conversion price of $1.00.  Also, for each dollar invested, a warrant was issued which entitles the note holder to purchase one share of common stock for an exercise price of $2.00 per share.  In connection with the issuance, the Company paid a placement agent $448,515 (10% of the amount of the notes issued) and a non-accountable expense allowance equal to $134,879 (3% of the amount of the notes issued).  Additionally an investment banking fee of $224,382 (5% of the amount of notes issued) was paid to the placement agent.  An amount of $538,218 was placed into an escrow account at closing which represents the 12% interest to be paid on the notes.

Warrants

On October 9, 2009, the placement agent exercised the 2,000,000 warrants that were issued in September 2009 at a price of $.01 per share into common shares in a cashless exercise.  The company issued 1,981,391 shares of common stock as a result of this transaction (See Note 9).

In October 2009, the Company issued 1,100,000 warrants to purchase shares of common stock to employees of the company.  Additionally, the Company issued 100,000 warrants to purchase shares of common stock to a vendor in connection with their continued services on behalf of the Company.

Legal Settlement

On October 17, 2009, the Company entered into a settlement agreement with a consultant over disputed fees.  This agreement required that the Company pay $35,000 and issue 42,000 shares of common stock to the consultant in exchange for full settlement of all outstanding bills and claims that the consultant had with the Company.  The common stock is required to be issued within 30 days of the settlement date.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12.                   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended	Six Months Ended
	September 30, 2009	September 30, 2008
Cash paid for:
Interest	$260,667	$—

Acquisition of Enerwaste Europe, Ltd.:
Current assets	$—	$2,148,448
Other liabilities assumed	—	(3,947,343)
Building and equipment	—	208,662
Goodwill	—	333,500
Technology	—	7,509,515
Deferred tax liability	—	(2,928,714)
Issuance of note payable	—	(324,068)
Issuance of common stock	—	(3,000,000)
Cash paid for acquisition	$—	$—

Deferred tax liability related to acquired intangibles in Investment in Enerwaste Europe, Ltd.	$—	$2,928,715

Non-cash investing and financing activities:
Common stock issued in connection with notes payable	$1,322,140	$—
Common stock issued in connection with modifications of notes payable	641,250	—
Common stock issued for acquisition of Enerwaste Europe, Ltd.	—	3,000,000
Promissory note issued for acquisition of Enerwaste Europe, Ltd.	—	324,068
Common stock outstanding from share exchange transaction	100	—
Cancellation and return of common stock	3,003	—

Non-cash operating and financing activities:
Warrants issued for satisfaction of accrued expenses	2,112,870	—
Conversion of accrued expenses to notes payable	$384,384	$—

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

We intend to target the local waste-to-energy sector in the small to mid-range market — from one ton batch systems all the way up to the continuous 500 metric ton per day (TPD) range — not large centralized plants such as those operated by waste-to-energy companies like Covanta or Wheelabrator who typically develop major facilities in the 1,000+ TPD range.  We intend to focus on providing any customers we obtain with the technologies to recover the energy trapped in municipal solid waste, construction and demolition debris, industrial and commercial waste, and biomass.

To date we have financed our activities and acquisitions through private placements of our securities, including the Private Placement.  To date we have generated limited revenues, have substantial operating losses and an accumulated deficit since our inception in April 2007.

Results of Operations

For the three months ended September 30, 2009 compared to September 30, 2008

For the three months ended September 30, 2009, contract revenue was $408,829 compared to $1,702,425 in the prior year quarter.   The decrease in contract revenue was primarily due to the progress toward completion of the Dargavel contract, which is being accounted for using percentage of completion accounting.

For the three months ended September 30, 2009, contract costs totaled $730,569 compared to $1,567,343 in the prior year period.  Project costs include all costs incurred to date as well as estimated future costs on the contract.  Additionally, during the current quarter the Company recorded a warranty reserve of approximately $200,000 related to future warranty liabilities associated with the Dargavel plant.  The overall decrease in costs was associated with the fact that in the current year period the project is nearer to completion.

For the three months ended September 30, 2009, gross loss on contracts totaled $321,740, compared to gross profit of $135,082 in the prior year period.  The loss in the current year is due to the delays and cost overruns that have been incurred on the current project in Dumfries Scotland.

Selling, general and administrative expenses for the three months ended September 30, 2009, were $1,905,544 compared to $1,736,554 for the quarter ended September 30, 2008, an increase of 10%.  The increase was primarily attributable to increases in professional fees for accounting and legal services and higher salary expenses offset by a decrease in consulting fee expenses.

Other income/expenses for the three months ended September 30, 2009 were net other expense of $1,308,597 compared to net other income of $73,398 for the three months ended September 30, 2008.  The increase in expenses was primarily due to an increase in interest expense for the period, which was attributable to the higher debt balances as well as the amortization of discounts and write off of deferred financing costs, all of which is included in interest expense.

The Company did not record an income tax benefit for the pre-tax loss from continuing operations for the current year period because the deferred tax asset that is associated with this benefit is totally reserved for as the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future, and therefore a valuation allowance was established in the full value of the deferred tax asset.  The prior year quarter included an income tax benefit of $866,426 due to recording the benefit of losses and deferred tax assets that were used to offset deferred tax liabilities for the period.

For the six months ended September 30, 2009 compared to September 30, 2008

For the six months ended September 30, 2009, contract revenue was $1,179,217 compared to $1,702,425 in the prior year period.   The decrease in contract revenue was primarily due to the progress toward completion of the Dargavel contract.

For the six months ended September 30, 2009, contract costs totaled $1,501,119 compared to $1,567,343 in the prior year period.  Project costs include all costs incurred to date as well as estimated future costs on the contract.  Additionally, during the current period the Company recorded a warranty reserve of approximately $200,000 related to future warranty liabilities associated with the Dargavel plant.  The prior year contract costs that were incurred through June 25, 2008 were accounted for under the equity method and included as a component of “Loss on equity method investment in EnerWaste Europe, Ltd.” in the accompanying condensed consolidated statement of operations.  As of June 25, 2008, the results of Enerwaste Europe were fully consolidated (See Note 7).

Selling, general and administrative expenses for the six months ended September 30, 2009, were $3,764,690 compared to $3,709,191 for the six months ended September 30, 2008, an increase of $55,499, or 1%.  Included in this increase was higher corporate expenses related to salaries and professional fees, offset by the impact of the deconsolidation of the Company’s Enerwaste Europe subsidiary due to the bankruptcy of that subsidiary (See Note 7 in the accompanying Notes to the unaudited Condensed Consolidated Financial Statements).

Other income/expenses for the six months ended September 30, 2009 were net other expenses of $856,371 compared to net other expense of $431,103 for the six months ended September 30, 2008.  The current year period included a gain related to extinguishment of a debt obligation payable to the former owner and CEO of Enerwaste International as a result of a settlement agreement executed in April 2009.  This gain was offset by interest expense on our debt obligations and a loss on the early extinguishment of debt.  The prior year included the net loss on the Company’s equity investment in Enerwaste Europe for the period April 1 to June 25, 2008 and foreign exchange gains. The foreign exchange gains in 2008 were primarily due to the impact of the devaluation of the Icelandic Krona with respect to the Enerwaste Europe debt and its receivable from the customer on the Dargavel contract which were transacted in Euros.

The Company did not record an income tax benefit for the pre-tax loss from continuing operations for 2009 because the deferred tax asset that is associated with this benefit is totally reserved for as the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future, and therefore a valuation allowance was established in the full value of the deferred tax asset.  The prior year quarter included an income tax benefit of $1,527,226 due to recording the benefit of losses and deferred tax assets that were used to offset deferred tax liabilities for the period.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of September 30, 2009, we had $9,047 in cash compared to $27,360 at March 31, 2009.  As of September 30, 2009, we had a working capital deficiency of $5,646,006, compared to a working capital deficiency of $6,308,582 as of March 31, 2009.

Net cash used in operating activities for the six months ended September 30, 2009 was $2,131,421, compared with net cash used of $1,080,817 for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses, increases in project costs, and a decrease in amounts due from escrow agent, offset by increases to accounts payable and accrued expenses. Net cash used in investing activities increased over the prior year due to the purchase of computer equipment and other fixed assets.  Net cash provided by financing activities for the six months ended September 30, 2009 was $2,131,576, compared to net cash provided by financing activities in the prior year period of $283,503.  The principal reasons for the increase were higher proceeds from notes payable and issuance of stock.

The Company must raise additional funds on an immediate basis in order to fund our continued operations.  We may not be successful in our efforts to raise additional funds. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed.

Our significant financing and investing activities for the six months ended September 30, 2009 consisted of the following:

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

In June 2009, the Company issued $804,000 of notes payable to accredited investors bearing interest at 10% and due 90 days from date of issue.  Of the total, $650,000 was repaid in October 2009 using proceeds from a private placement offering of the Company’s 12% Senior Convertible Debentures.  The remainder of the notes totaling $154,000 were due on October 2, 2009 and have not yet been repaid.

In August 2009, the Company issued $1,571,000 of notes payable to accredited investors bearing interest at 10% and due 90 days from date of issue.  Of the total, $990,000 was repaid in October 2009 using proceeds from a private placement offering of the Company’s 12% Senior Convertible Debentures. The remainder of the notes totaling $581,000 were due on November 4, 2009 and have not yet been repaid.

As of November 5, 2009, the Company had debt obligations totaling $1,060,000 that had matured and have not been repaid.

In October and November 2009, the Company issued approximately $4.5 million of its 12% Senior Convertible Debentures in a series of private placement transactions.  In connection with the offerings, the Company paid its placement agent commissions of $448,515 (10%) and a non-accountable expense allowance of $134,879 (3%).  Additionally an investment banking fee was paid of $224,382 (5%).  The interest associated with the Debentures totaling $538,218 has been put into escrow.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Peter Bohan, the Company’s Chief Executive Officer and Craig Brown, the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2009.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective. Furthermore, certain matters involving our internal control over financial reporting constitute a material weakness under standards established by the Public Company Accounting Oversight Board (“PCAOB”).  The Company’s disclosure controls and procedures were not effective due to a lack of internal resources to account for the completeness of transactions to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company is evaluating its structure and processes and procedures so that it can begin to implement corrective action where necessary to ensure that the appropriate resources are in place throughout the company to ensure the Company’s disclosure controls and procedures are effective.  Additionally, the Company hired a Chief Financial Officer in July 2009 and will be evaluating the systems and required changes needed to strengthen our internal controls.

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

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2009.  Management concluded that no significant changes occurred during the quarter.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Other than as stated herein, we are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NOT APPLICABLE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of the date of this filing the Company is in default on the repayment of certain debt instruments that have not been cured within thirty (30) days.  The following table summarizes the default status by instrument and includes the principal amount, interest rate, current accrued interest payable, and the number of days in default as of the filing date of this Quarterly Report on Form 10Q:

Principal	Rate	Accrued Interest as of Filing Date	Days in arrears

$50,000	10%	$1,973	45
$39,625	10%	$1,563	45
$64,375	10%	$2,540	45

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

WASTE2ENERGY HOLDINGS, INC.

Date: November 16, 2009	By:	/s/ Peter Bohan
Peter Bohan Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Craig L. Brown
Chief Financial Officer (Principal Financial Officer)