Form 10-Q
period 2009-12-31
Waste2Energy Holdings, Inc.
filed 2010-02-12
CIK 1432244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

COMMISSION FILE NUMBER 333-151108

WASTE2ENERGY HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2255797
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1 Chick Springs Road, Suite 218, Greenville, SC	29609
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

The number of shares of the Registrant’s Common Stock outstanding as of the last practicable date:

Class	Outstanding as of February 5, 2009
Common Stock, $.0001 par value	50,284,576

WASTE2ENERGY HOLDINGS, INC.

PART I Financial Information

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THE FINANCIAL STATEMENTS.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND MARCH 31, 2009

	December 31,
	2009	March 31,
	(Unaudited)	2009
ASSETS
CURRENT ASSETS:
Cash	$140,059	$27,360
Contracts Receivable	—	53,250
Unbilled amounts due on uncompleted contracts	—	118,123
Deferred job costs	295,350	—
Deferred financing costs	895,185	107,300
VAT recoverable	63,286	—
Other current assets	110,998	60,135
Current assets from discontinued operations	3,264	1,413
Total current assets	1,508,142	367,581
Equipment, net	29,804	—
Investment in Enerwaste Europe, Ltd.	—	—
Intangibles, net	96,653	—
Cash-restricted in escrow	298,672	—
Security deposits	3,269	2,971
TOTAL ASSETS	$1,936,540	$370,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable, net	$2,466,963	$2,279,828
Accounts payable	1,336,635	659,156
Accrued expenses	966,731	2,948,931
Deferred revenue	325,032	41,250
VAT payable	—	8,354
Due to related parties	653,958	388,368
Other current liabilities	—	53,005
Derivative liabilities	1,223,867	—
Current liabilities from discontinued operations	246,478	297,271
Total current liabilities	7,219,664	6,676,163
TOTAL LIABILITIES	7,219,664	6,676,163

COMMITMENTS AND CONTINGENCIES (Note 6 and 9)

STOCKHOLDERS’ DEFICIT:
Common stock, $.0001 par value, 80,000,000 shares authorized, 50,284,576 and 41,152,100 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	5,030	4,115
Additional paid in capital	20,831,724	12,514,724
Foreign currency translation adjustment	(20,942)	(92,101)
Accumulated deficit	(26,098,936)	(18,732,349)
TOTAL STOCKHOLDERS’ DEFICIT	(5,283,124)	(6,305,611)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,936,540	$370,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Contract revenues	$67,872	$976,131	$1,247,089	$2,678,556
Contract costs	171,003	885,778	1,672,122	2,453,121
GROSS (LOSS) PROFIT	(103,131)	90,353	(425,033)	225,435
Operating Expenses	2,228,456	1,331,410	5,993,146	5,040,601
OPERATING LOSS	(2,331,587)	(1,241,057)	(6,418,179)	(4,815,166)
OTHER INCOME (EXPENSE):
Interest expense	(2,111,411)	(433,337)	(3,807,735)	(543,116)
Interest income	11	3,077	150	3,077
Loss on deemed extinguishment of debt	—	—	(669,082)	—
Gain on change in fair value of derivative liability	2,010,586	—	2,010,586	—
Foreign currency exchange (loss) gain	211	153,508	(1,913)	325,108
Loss on equity method investment	—	—	—	(506,757)
Gain on legal settlement	—	—	1,510,995	—
Other income (expense)	(25)	(2,162)	—	11,672
TOTAL OTHER INCOME (EXPENSE), NET	(100,628)	(278,914)	(956,999)	(710,016)
Loss from continuing operations before income tax benefit	(2,432,215)	(1,519,971)	(7,375,178)	(5,525,183)
Income tax benefit	—	51,926	—	1,579,152
LOSS FROM CONTINUING OPERATIONS	(2,432,215)	(1,468,045)	(7,375,178)	(3,946,030)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	8,660	(35,399)	8,591	(64,818)
NET LOSS	(2,423,555)	(1,503,444)	(7,366,587)	(4,010,848)
Foreign currency translation adjustment	(59,700)	(1,142,538)	71,159	(1,871,287)
COMPREHENSIVE LOSS	$(2,483,255)	$(2,645,982)	$(7,295,428)	$(5,882,135)

Weighted Average Common Shares Outstanding:
Basic	50,259,207	40,045,369	48,886,571	37,551,694
Diluted	50,259,207	40,045,369	48,886,571	37,551,694
LOSS PER COMMON SHARE (Basic and Diluted):
Continuing operations	$(0.05)	$(0.04)	$(0.15)	$(0.11)
Discontinued operations	—	—	—	—
NET LOSS PER COMMON SHARE	$(0.05)	$(0.04)	$(0.15)	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Unaudited)

	2009	2008
Operating activities:
Loss from continuing operations	$(7,375,178)	$(3,946,030)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Foreign currency exchange gains	1,913	—
Equity in loss on investment in EnerWaste Europe, Ltd	—	506,757
Depreciation and amortization	3,263	443,126
Provision for loss on contract in progress	38,000	—
Provision for doubtful collections on unbilled contracts	556,297	—
Amortization of discount on notes payable	2,523,376	104,076
Amortization of deferred financing costs	866,153	—
Loss on deemed extinguishment of debt	669,082	—
Additional interest expense in connection with excess value of derivative over notes payable	15,067	—
Change in fair value of derivative liability	(2,010,587)	—
Warrants issued for consulting services	86,028	909,389
Warrants issued for compensation	256,090	1,287,443
Common stock issued for consulting services	745,000	351,250
Deferred taxes	—	(1,579,152)
Gain on legal settlement	(1,510,995)	—
Changes in assets and liabilities:
Due from escrow agent	—	373,582
Contracts Receivable	53,250	(137,690)
Unbilled amounts due on uncompleted contracts	(422,632)	(1,927,420)
Deferred job costs	(295,350)	—
Other assets	(55,677)	(30,486)
Accounts payable	1,017,972	1,313,921
Accrued expenses	412,527	533,213
Deferred revenue	283,782	47,250
VAT payable/recoverable	(73,340)	136,560
Due to related parties	249,612	(100,430)
Other current liabilities	4	—
Net cash used in operating activities	(3,966,343)	(1,714,641)
Investing activities:
Purchase of equipment	(33,194)	—
Cost of applying for patents	(97,562)
Cash acquired in acquisition	—	718
Net cash (used in) provided by investing activities	(130,756)	718
Financing activities:
Proceeds from lines of credit, net	—	827,317
Proceeds from notes payable, net of financing costs	8,499,447	455,435
Payment of fees in connection with issuing debt	(1,572,264)	—
Principal payments on note payable	(3,013,330)	(64,492)
Consideration for cancellation and return of common stock	(20,000)	—
Issuance of common stock in private placement	—	56,364
Fees in connection with acquisition of public shell	(210,050)	—
Increase in restricted cash held for note payable interest payments	(298,672)	—
Issuance of common stock in private placement, net of financing costs	899,210	—
Net cash provided by financing activities	4,284,341	1,274,624
Discontinued operations:
Operating cash flows	(44,051)	(165,606)
Net cash (used in) discontinued operations	(44,051)	(165,606)
Effect of exchange rate changes on cash	(30,492)	(90,579)
Net increase (decrease) in cash	112,699	(695,484)
Cash — beginning	27,360	723,655
CASH — Ending	$140,059	$28,171

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

On May 6, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Waste2Energy Acquisition Co., a Delaware corporation and wholly owned subsidiary of the Company (the “Subsidiary”) and Waste2Energy, Inc. (“W2E”).  On May 28 2009, the Company, Subsidiary and W2E entered into Amendment No. 1 to the Merger Agreement (“Amendment No. 1.”).  Pursuant to Amendment No. 1, the definition of Acquisition Shares was revised to mean 45,981,770 shares of W2E and Section 5.19(e) of the Merger Agreement was revised to note that the issued and outstanding share capital of W2E consists of 45,981,770 issued and outstanding shares.  The Merger Agreement as amended by Amendment No. 1 is hereinafter referred to as the “Merger Agreement”. Pursuant to the Merger Agreement, on May 28, 2009 (the “Closing”), the Subsidiary merged with and into W2E resulting in W2E becoming a wholly-owned subsidiary of the Company (the “Merger”). The Merger was accounted for as a reverse merger and recapitalization. Pursuant to the Merger Agreement, the Company issued 45,981,770 shares of common stock (the “Common Stock”) of the Company (the “Acquisition Shares”) to the shareholders of W2E, representing approximately 96% of the issued and outstanding Common Stock following the closing of the Merger and the sale of Units (as defined below) concurrently with the Closing, and warrants to purchase 18,760,000 shares of Common Stock (the “Acquisition Warrants”) to the warrant holders of W2E at exercise prices ranging from $.10 to $.75. Pursuant to the Merger Agreement, the outstanding shares of common stock and warrants to purchase shares of common stock of W2E were cancelled.  Subsequent to the closing of the Merger, the Company continued W2E’s operations. In July 2009, the name was changed to Waste2Energy Holdings, Inc.  On the Closing, the Company sold in a private placement 254,500 units (the “Units”) to investors (the “Investors”), each Unit consisting of (i) three (3) shares of Common Stock and (ii) a three-year warrant (the “Warrants”) to purchase three (3) additional shares of Common Stock at an exercise price of $1.25 per share, at a purchase price of $2.00 per Unit and, as a result, the Company received gross proceeds of approximately $509,000 and issued the Investors an aggregate of 763,500 shares of Common Stock and Warrants to purchase 763,500 shares of Common Stock (the “Warrant Shares”). The Warrants may not be exercised to the extent such exercise would cause the holder of the Warrant, together with its affiliates, to beneficially own a number of shares of Common Stock which would exceed 4.99% of the Company’s then outstanding shares of Common Stock following such exercise.

The private placement was terminated in September 2009 and, including the units sold in May 2009, the Company raised $1,200,465 from the offering. In July and August 2009, the Company issued $2,500,000 of Debentures due 90 days from the date of issuance. This debt bears interest at 10% and was used to refinance existing debt and to fund operating expenses. From October 2009 to February 2010, the Company issued $6,348,507 of Senior Convertible Debentures bearing interest at 12% and due one year from date of issue.  This debt was used to refinance existing debt and to fund operating expenses.

On January 22, 2010, the Company received notice from The Financial Industry Regulatory Authority (FINRA) that shares of the Company’s common stock were no longer eligible for trading on the OTC Bulletin Board (“OTCBB”), as a result of the Company’s delayed filing of its’ Form 10Q for the quarter ended June 30, 2009.  The Company’s common stock is currently traded on the “Pink Sheets”.  Several market makers have submitted applications for the Company to become eligible to resume trading on the OTCBB, however there can be no assurance that the request will be granted.

Management believes that the Company’s ability to continue operations is dependent on its ability to raise capital.  If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.                THE COMPANY (CONTINUED)

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

All significant intercompany accounts and transactions have been eliminated in consolidation.  Significant events which occurred subsequent to December 31, 2009, and prior to our filing date, have been disclosed in Note 11, Subsequent Events.

NOTE 2.                LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company incurred a net loss from continuing operations of $7,375,178 and used $3,966,343 of cash in continuing operations for the nine months ended December 31, 2009.  At December 31, 2009, the Company had a working capital deficit of $5,711,522 and a $26,098,936 accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities should the Company be unable to continue as a going concern.

On May 28, 2009, simultaneous with the Merger, the Company also initiated a private placement offering (“May Private Placement”) of up to 4,000,000 units (“Units’). Each Unit consists of (i) three shares of common stock, par value $0.0001 per share and (ii) a three-year warrant to purchase three additional shares of common stock at an exercise price of $1.25 per share. This offering was terminated in September 2009 and the Company raised $1,200,465 of capital with this transaction. In July and August 2009, the Company issued $2,500,000 of Debentures due 90 days from the date of issuance. This debt bears interest at 10% and was used to refinance existing debt and to fund operating expenses.

In the quarter ended December 31, 2009, the Company issued $5,660,447 of Senior Convertible Debentures bearing interest at 12% and due one year from date of issue.  This debt was used to refinance existing debt and to fund operating expenses. The Company cannot provide any assurance that it will successfully raise any additional capital.

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

For the three and nine months ended December 31, 2009 and 2008, substantially all the Company’s revenues were derived from one contract.  Prior to June 25, 2008, the revenues and results of operations of Enerwaste Europe, Ltd. (“EWE”) were included in the Company’s loss on investment in EWE.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Financing Costs

Costs relating to obtaining the debt portion of private placement offerings and notes are capitalized and amortized over the term of the related debt using the straight-line method which approximates the interest method.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.  During the nine months ended December 31, 2009, the Company incurred $189,384 in financing costs paid to third parties, in connection with the extension of outstanding loans and issuance of Notes payable, and $1,382,880 in placement fees incurred in connection with the issuance of Notes payable. Accumulated amortization at December 31, 2009 was $505,580. Amortization of deferred financing costs charged to operations was $397,926 and $866,153 for the three and nine months ended December 31, 2009, respectively.

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

The Company evaluated its issuance of the note extensions and the related issuance of equity instruments to determine whether the modification for the change in the maturity date and the related issuance of equity instruments resulted in the issuance of a substantially different debt instrument. The Company determined after giving effect to the changes in the extended due dates and the consideration paid to the debt holders that the Company had issued substantially different debt instruments, which resulted in a constructive extinguishment of the original debt instrument. Accordingly, the Company recorded a loss on the extinguishment of debt in the amount of $0 and $669,082 for the three and nine months ended December 31, 2009, respectively, which represented the value of additional equity instruments given to debt holders to extend the maturity.  The debt instrument charge is included in the accompanying statement of operations for the nine months ended December 31, 2009 (See Note 6).

Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260 (formerly SFAS No. 128, “Earnings Per Share.”) Under ASC 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three and nine months ended December 31, 2009 and 2008 excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Excluded from the calculation for the three and nine months ended December 31, 2009 were 24,966,450 warrants and 5,660,447 shares associated with the Company’s 12% Senior Convertible Debentures.

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

Derivative Instruments

The Company adopted the provisions of ASC 815-15 “Embedded Derivatives”.  Under ASC 815-15, the Company is required to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features.

The Company accounts for its embedded conversion features and freestanding warrants that are settled in a company’s own stock to be designated as an equity instrument, asset, or a liability.  A contract designated as an asset or a liability is carried at fair value on a Company’s balance sheet, with any changes in fair value recorded in the results of operations.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company accounts for certain warrants to purchase common stock and embedded conversion options as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in the statement of operations as gain or loss on derivatives.  Contingent conversion features that reduce the conversion price of warrants and conversion features are included in the valuation of the warrants and the conversion features. The recognition of the fair value of derivative liabilities (i.e. warrants and embedded conversion options) at the date of issuance is applied first to the debt proceeds.  The excess fair value, if any, over the proceeds from a debt instrument, is recognized immediately in the statement of operations as interest expense. The value of warrants or derivatives associated with a debt instrument is recognized at inception as a discount to the debt instrument.  This discount is amortized over the life of the debt instrument.  A determination is made upon settlement, exchange, or modification of the debt instruments to determine if a gain or loss on the extinguishment has been incurred based on the terms of the settlement, exchange, or modification and on the value allocated to the debt instrument at such date.

The Company uses the Black-Scholes pricing model to determine fair values of its derivatives. The model uses market-sourced inputs such as interest rates, exchange rates, and stock volatilities. Selection of these inputs involves management’s judgment and may impact net loss. The fair value of the derivative liabilities are subject to the changes in the trading value of common stock. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the bid price of the stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders, and changes in the determination of market-sourced inputs. Consequently, the Company’s financial position and results of operations may vary materially from quarter-to-quarter based on conditions other than its operating revenues and expenses.

Recent Accounting Pronouncements

The Company adopted the provisions of ASC 855 “Subsequent Events” (formerly SFAS 165 “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of ASC 855 are effective for interim and annual reporting periods ending after June 15, 2009. We adopted the provisions of ASC 855 during the first quarter of fiscal 2009 and as the pronouncement only requires additional disclosures, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through February 12, 2010, the date that these consolidated financial statements were issued.

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective April 1, 2010.  The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS 167 will be effective April 1, 2010.  The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this Update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). ASU No. 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to allow for alternatives when vendor-specific objective evidence does not exist. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality and hardware components of a tangible product containing software components are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition;” thus, these arrangements are excluded from this update. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial position or results of operations.

The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, As this standard relates specifically to disclosures, the adoption will not have an impact on the Company’s consolidated financial position and results of operations.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our unaudited interim consolidated financial statements upon adoption.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4.                CONTRACTS IN PROGRESS

The following is a summary of the contracts in progress at December 31, 2009:

Costs incurred on uncompleted contract	$4,895,933
Estimated loss on contract	(708,050)
4,187,883
Less: billings to date	(3,636,767)
551,116
Provision for uncollected unbilled amounts	(551,116)
$—

Estimated future losses on contracts in progress which are included in accrued expenses in the accompanying consolidated balance sheet amounted to $9,875 at December 31, 2009.  The one contract in progress has incurred cost overruns and other costs that the customer asserts should be part of the contract.  The Company and its customer intend to negotiate the settlement of these costs upon final completion of the contract.  Management cannot at this time estimate the ultimate outcome of the additional chargebacks by the customer or additional billings to be charged to the customer at December 31, 2009 (See Note 9).   The Company has recorded a provision for uncollectible unbilled amounts due under this contract as of December 31, 2009 based on the continued dispute over the cost overruns, which management believes will result in no additional billings being collectible under the contract.

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

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5.                ACQUISITION OF SUBSIDIARY AND DISCONTINUED OPERATIONS (CONTINUED)

A summary of EWI’s assets and liabilities from discontinued operations as of December 31, 2009 and March 31, 2009, and its results of discontinued operations for the three and nine months ended December 31, 2009 and 2008 are as follows:

	December 31,	March 31,
	2009	2009

Assets from discontinued operations
Cash	$3,264	$1,413
Current assets from discontinued operations	$3,264	$1,413

Liabilities from discontinued operations
Accounts payable and accrued expenses	$119,926	$170,719
Income taxes payable	126,552	126,552
Current liabilities from discontinued operations	$246,478	$297,271

	Three Months Ended
	December 31, 2009	December 31, 2008
Results of discontinued operations
Net revenue	$—	$—
Cost of revenue	—	(36,802)
Operating expenses	8,660	(12,931)
Interest income, net	—	1,143
Benefit from income taxes	—	13,191
Loss from discontinued operations	$8,660	$(35,399)

	Nine Months Ended
	December 31, 2009	December 31, 2008
Results of discontinued operations
Net revenue	$—	$518,003
Cost of revenue	—	(440,930)
Operating expenses	8,590	(177,622)
Interest income, net	1	1,357
Other income	—	984
Benefit from income taxes	—	33,390
Loss from discontinued operations	$8,591	$(64,818)

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.                NOTES PAYABLE

A summary of the notes payable as of December 31, 2009 and March 31, 2009 is as follows:

	December 31, 2009	March 31, 2009

Promissory Notes	$126,053	$1,508,898
Promissory Notes-Private Placement Offering (a)	—	500,000
Promissory Notes-Private Placement Offering (b)	809,000	—
Convertible Notes	200,000	100,000
12% Convertible Debentures	5,660,447	—
Bridge Loans	25,000	200,000
Bridge Loans-Related Parties	—	25,000
Subtotal	6,820,500	2,333,898
Unamortized Discounts	(4,353,537)	(54,070)
Total Notes Payable, net of unamortized discounts	$2,466,963	$2,279,828

(a)  Notes issued in connection with December 2008 private placement

(b)  Notes issued in connection with July 2009 private placement

The activity associated with the capitalization and amortization of deferred financing costs and discounts on notes payable for the period from April 1, 2009 to December 31, 2009 is as follows:

Discount on Notes Payable

Balance, April 1, 2009	$54,070
Additions	370,412
Amortization	(120,951)
Balance, June 30, 2009	303,531
Additions	898,933
Amortization	(876,099)
Balance, September 30, 2009	326,365
Additions	5,553,498
Amortization	(1,526,326)
Balance, December 31, 2009	$4,353,537

Deferred Financing Costs

Balance, April 1, 2009	$107,300
Additions	829,770
Amortization	(149,069)
Loss on deemed extinguishment of debt	(669,082)
Balance, June 30, 2009	118,919
Additions	313,065
Amortization	(319,158)
Balance, September 30, 2009	112,826
Additions	1,180,285
Amortization	(397,926)
Balance, December 31, 2009	$895,185

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.                NOTES PAYABLE (continued)

Promissory Notes

On November 7, 2007, the Company issued a promissory note in connection with the acquisition of EWI in the principal amount of $2,250,000. The promissory note bore interest at 8% per annum and was due to mature on May 8, 2008. The promissory note was secured by the Company’s 95% interest in EWI.  On April 21, 2009, the Company entered into a release and Settlement Agreement (the “Settlement Agreement”) with the note holder whereby the Company agreed to pay $125,000 in full settlement of any and all amounts due under the July 10, 2007 Stock Purchase Agreement, as amended, the September 7, 2007 consulting agreement and the November 7, 2007 promissory note, as amended. In addition, the Company and the note holder released each other from any and all claims, as defined in the Settlement Agreement.  As a result of the Settlement Agreement the loan balance and accrued interest was reduced by $1,383,898 and $127,097, respectively.  The note was repaid on July 17, 2009.

In April 2009, the Company entered into a promissory note for $265,000 with a vendor for previously provided services that had been included in accounts payable and accrued expenses.  The note was due in ninety days bearing interest at 10% per annum.  Also, in July 2009, the Company entered into a second promissory note with the same vendor for $119,384 for previously provided services.  The second note also was due in ninety days bearing interest at 10% per annum.  In September 2009 the due date of the notes was extended through an amendment. The due date of the notes was amended and repayment is now expected to be repaid using proceeds from future capital raises and/or operations.  During the quarter ended December 31, 2009, the Company repaid $258,330 of the balance due on the promissory notes using proceeds from a private debt placement of 12% Convertible Debentures as discussed below.

Promissory Notes—Private Placement Offering (December 2008)

In January 2009, in connection with its December 2008 PPM, the Company sold ten units and, accordingly, issued promissory notes totaling $500,000 and issued 100,000 shares of common stock.  The notes bore interest of $150,000. Principal, plus all accrued and unpaid interest thereon, were due in April, 2009. The maturity dates on the promissory notes in the aggregate amount of $500,000 scheduled to mature in April 2009 were extended to October 2009. In connection with the extension of the maturity dates, the Company issued 1,000,000 shares of common stock to the debt holders, valued at $450,000. In accordance with ASC 470, the Company recorded a loss on the deemed extinguishments of debt in the amount of $450,000 which represented the value of additional equity instruments given to debt holders to extend the maturity.  The debt instrument charge is included in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2009.  These notes were repaid in full on July 31, 2009.

Promissory Notes — Private Placement Offering (July 2009)

On June 25, 2009, the Company issued notes in the aggregate amount of $804,000.  The notes bear interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, were due on September 25, 2009.  The notes are automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $5,000,000. The Company issued 804,000 shares of its common stock to the payees.  The Company allocated a portion of the proceeds from the note to the common stock based on the relative fair value of the notes and common stock.  The relative fair value of the common stock, which amounted to $249,517, was recorded as a discount to the notes. This amount is being accreted to interest expense over the contracted term of the notes.  During the quarter ended December 31, 2009, the Company repaid in full $650,000 of the notes using proceeds from a private debt placement of 12% Convertible Debentures as discussed below.  In January 2010, another $5,000 of notes was repaid.  The remaining $149,000 of notes has not been repaid.  The Company has obtained extensions on notes totaling $104,000 which are now due on February 18, 2010.  As consideration for the extension the Company granted 26,003 warrants to the payees.  The Company estimated the fair value of the warrants issued using the Black-Scholes option pricing model at $0.75 per warrant utilizing the following assumptions:  expected volatility of 131.66%; risk free interest reate of 1.24%; expected term of three years and a market price of $1.00  This amount is being accreted to interest expense over the contracted term of the note extension.  The remaining notes are expected to be repaid using proceeds from future capital raises and/or operations.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.                NOTES PAYABLE (Continued)

On July 17, 2009, the Company issued a note payable in the aggregate amount of $125,000.  The note bears interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, was due on October 17, 2009. The notes are automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $5,000,000. The Company issued 125,000 shares of its common stock to the payee.  The Company allocated a portion of the proceeds from the note to the common stock based on the relative fair value of the notes and common stock.  The relative fair value of the common stock, which amounted to $38,793, was recorded as a discount to the notes. This amount was being accreted to interest expense over the contracted term of the notes. In connection with issuance, the Company paid a placement agent $12,500 (10% of the amount of the notes issued) and a non-accountable expense allowance equal to $3,750 (3% of the amount of the notes issued).  The Company did not repay this note at maturity.  The note is expected to be repaid using proceeds from future capital raises and/or operations.

On August 4, 2009, the Company issued notes in the aggregate amount of $1,571,000.  The notes bear interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, was due on November 4, 2009. The notes are automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $5,000,000. The Company issued 1,571,000 shares of its common stock to the payees.  The Company allocated a portion of the proceeds from the notes to the common stock based on the relative fair value of the notes and common stock.  The relative fair value of the common stock, which amounted to $860,140, was recorded as a discount to the notes. This amount was being accreted to interest expense over the contracted term of the notes. In connection with issuance, the Company paid a placement agent $157,100 (10% of the amount of the notes issued) and a non-accountable expense allowance equal to $47,130 (3% of the amount of the notes issued).  During the quarter ended December 31, 2009, the Company repaid $1,041,000 of the notes using proceeds from a private debt placement as discussed below.  The remaining $530,000 of notes have not been repaid.  The Company has obtained extensions on $230,000 of the notes until February 20, 2010.  As consideration for the extension the Company granted 57,500 warrants to the payees.  The Company estimated the fair value of the warrants issued using the Black-Scholes option pricing model at $0.75 per warrant utilizing the following assumptions:  expected volatility of 131.66%; risk free interest rate of 1.24%; expected term of three years and a market price of $1.00.  This amount is being accreted to interest expense over the contracted term of the note extension.  The remainder of the notes have not been repaid.  These notes are expected to be repaid using proceeds from future capital raises and/or operations.

Convertible Note

On March 17, 2009, the Company issued a convertible note in the amount of $100,000. The note bore interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, was due on June 17, 2009. The note was automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $2,000,000. The note was convertible at the option of the payee into shares of the Company’s common stock at a conversion price of $0.50 per share. In addition, the Company issued 150,000 shares of its common stock to the payee on April 1, 2009. The Company allocated a portion of the proceeds from the note to the common stock based on the relative fair value of the notes and common stock.  The relative fair value of the common stock, which amounted to $40,299, was recorded as a discount to the notes. This amount was accreted to interest expense over the contracted term of the notes.  The Company did not make the final payment on the promissory note on June 17, 2009, but obtained an extension of the note through November 4, 2009.  On October 1, 2009, the note was repaid in full.

On April 6, 2009, the Company issued a convertible note in the amount of $200,000.  The note bears interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, was due on October 6, 2009. The note is automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $2,000,000. The note is convertible at the option of the payee into shares of the Company’s common stock at a conversion price of $0.50 per share. In addition, the Company issued 300,000 shares of its common stock to the payee.   The Company evaluated the conversion feature embedded in the note to determine if such

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.                NOTES PAYABLE (CONTINUED)

conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. We determined that the note met the definition of a conventional debt instrument since it contained only standard anti-dilution provisions and the holders of these notes could only realize the benefit of the conversion option by exercising it and receiving the entire amount of proceeds in a fixed number of shares or cash at our option. Accordingly, the note and related conversion option was accounted for by allocating a portion of the proceeds from the note to the common stock based on the relative fair value of the note and common stock. The relative fair value of the common stock, which amounted to $80,597, was recorded as a discount to the note and a corresponding increase to additional paid in capital. This amount was accreted to interest expense over the contracted term of the note. The conversion option had a beneficial conversion feature that was valued at $45,448 and it was accreted to interest expense over the contracted term of the note.  The Note was extended to October 12, 2009 and the Company subsequently obtained an extension on the note until February 18, 2010.  As consideration for the extension the Company granted 50,000 warrants to the payees.  The Company estimated the fair value of the warrants issued using the Black-Scholes option pricing model at $0.75 per warrant utilizing the following assumptions: expected volatility ranging from 131.66%, risk free interest rate ranging from 1.24%, expected term of three years and a market price ranging from $1.00.  This amount is being accreted to interest expense over the contracted term of the note extension. The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise. The note is expected to be repaid using proceeds from future capital raises and/or operations.

On April 17, 2009, the Company issued a convertible note in the aggregate amount of $50,000 to its President and COO. The note bore interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, were due on August 17, 2009. The note was automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $2,000,000. The note was convertible at the option of the payee into shares of the Company’s common stock at a conversion price of $0.50 per share. In addition, the Company issued 75,000 shares of its common stock to the payee. The Company evaluated the conversion feature embedded in the note to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. We determined that the note met the definition of a conventional debt instrument since it contained only standard anti-dilution provisions and the holders of these notes could only realize the benefit of the conversion option by exercising it and receiving the entire amount of proceeds in a fixed number of shares or cash at our option. Accordingly, the note and related conversion option was accounted for by allocating a portion of the proceeds from the note to the common stock based on the relative fair value of the note and common stock. The relative fair value of the common stock, which amounted to $20,149, was recorded as a discount to the note and a corresponding increase to additional paid in capital. This amount was accreted to interest expense over the contracted term of the note. The conversion option had a beneficial conversion feature that was valued at $11,362 and it was accreted to interest expense over the contracted term of the note.    The note was paid in full in August 2009.

On April 17, 2009, the Company issued a convertible note in the aggregate amount of $50,000.  The note bore interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, was due on October 17, 2009. The notes were automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $2,000,000. In addition, the Company issued 75,000 shares of its common stock to the payee.   The Company evaluated the conversion feature embedded in the note to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. We determined that the note met the definition of a conventional debt instrument since it contained only standard anti-dilution provisions and the holders of these notes could only realize the benefit of the conversion option by exercising it and receiving the entire amount of proceeds in a fixed number of shares or cash at our option. Accordingly, the note and related conversion option was accounted for by allocating a portion of the proceeds from the note to the common stock based on the relative fair value of the note and common stock. The relative fair value of the common stock, which amounted to $20,149, was recorded as a discount to the note and a corresponding increase to additional paid in capital. This amount was accreted to interest expense over the contracted term of the note. The conversion option had a beneficial conversion feature that was valued at $11,362 and it was accreted to interest expense over the contracted term of the note. The note was repaid in full during the quarter ended December 31, 2009.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.                NOTES PAYABLE (CONTINUED)

12% Senior Convertible Debentures

In the quarter ended December 31, 2009, the Company issued Senior Convertible Debentures in the aggregate amount of $5,660,447 in a private placement.  The notes bear interest at a rate of 12% per annum and are due one year from date of issue. The notes are convertible into one share of common stock with a conversion price of $1.00.  In addition, if, at any time while this Debenture is outstanding, the Company, sells or grants any option to purchase or sells or grants or any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price as defined, then the conversion price is reduced to equal the lower price (“Diluted Issuance Provision”). Also, for each dollar invested, a warrant was issued which entitles the note holder to purchase one share of common stock for an exercise price of $2.00 per share.  In connection with the issuance, the Company paid a placement agent $566,045 (10% of the amount of the notes issued) and a non-accountable expense allowance equal to $170,136 (3% of the amount of the notes issued).  Additionally an investment banking fee of $283,147 (5% of the amount of notes issued) was paid to the placement agent.  An amount of $678,952 was placed into an escrow account at closing which represents the 12% interest to be paid on the notes.  During the quarter, an investor agreed to release $240,000 of interest from escrow that related to the investor’s note payable and was utilized by the Company for general operating purposes.  The Company estimated the fair value of the warrants issued using the Black-Scholes option pricing model at a range of $0.38 to $0.71 per warrant utilizing the following assumptions: expected volatility ranging from 131.04% to 132.40%, risk free interest rate ranging from 1.12% to 1.50%, expected term of three years and a market price ranging from $0.65 to $1.06.  The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise.  Accordingly, the Company allocated a portion of the proceeds from the note to the warrant based on the relative fair value of the note and warrants. The relative fair value of the warrants, which amounted to $2,265,938, was recorded as a discount to the note and a corresponding increase to additional paid in capital. This amount will be accreted to interest expense over the contracted term of the note.

The Company evaluated the conversion feature embedded in the notes to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. Due to the note not meeting the definition of a conventional debt instrument because it contained a Diluted Issuance Provision, the convertible note was accounted for in accordance with ASC 815.  According to ASC 815, the derivatives associated with the debt instrument were recognized as a discount to the debt instrument and the discount is being amortized over the life of the note and any excess of the derivative value over the note payable value is recognized as additional interest expense at issuance date.  During the quarter ended December 31, 2009, the Company recognized a derivative liability at fair value of $3,234,454.   Also, $3,219,387 was recorded as a discount and $15,067 was recognized immediately in the statement of operations as interest expense.

Further and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on derivatives” in the statement of operations.  As of December 31, 2009, the fair value of the embedded derivative included on the accompanying balance sheet was $1,223,867.  For the three and nine months ended December 31, 2009, the Company included $2,010,586 as a gain on change in fair value of derivative liability.

Bridge Loans

During September 2008, the Company issued two notes payable in the aggregate amount of $50,000 (including a note issued to a shareholder of the Company for $25,000). The notes matured one year from the date of issuance. Additionally, the Company issued a $100,000 note payable in September 2008 which matured ninety days from the date of issuance.  The notes bear interest at 10% per annum and require the issuance of 300,000 shares of the Company’s common stock. The aggregate fair value of the 300,000 shares of the Company’s common stock was $150,000, or $0.50 per

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6.                NOTES PAYABLE (CONTINUED)

share.  The Company allocated a portion of the proceeds from the notes to the common stock based on the relative fair value of the notes and common stock.  The relative fair value of the common stock, which amounted to $75,000, was recorded as a discount to the notes. This amount is being accreted to interest expense over the contracted term of the notes.

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

In April and May 2009, the maturity dates on bridge notes in the aggregate amount of $175,000 scheduled to mature in January and February 2009 were extended to April and May 2009, respectively.  The maturity of the notes was later extended to June 2009.  In connection with the second extension of the maturity dates, the Company issued 425,000 shares of common stock to the debt holders, valued at $219,082.  In accordance with ASC 470, the Company recorded a loss on the deemed extinguishments of debt in the amount of $219,082 which represented the value of additional equity instruments given to debt holders to extend the maturity.  The debt instrument charge is included in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2009.  These notes were repaid in full on July 31, 2009.

As of December 31, 2009, $325,000 of the bridge loans payable to seven of the debt holders, including two related parties, has been repaid.  The remaining $25,000 is now due February 19, 2010.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7.                ENERWASTE EUROPE, LTD

Bankruptcy of Enerwaste Europe, Ltd on February 19, 2009

The Company’s subsidiary, EWE, had significant operations in Iceland and historically paid a large proportion of its fixed costs in Icelandic Krona (ISK), while its sales are generally denominated in Euros and its reporting currency is the U.S. dollar. Beginning in the third quarter of 2008 and particularly in the first weeks of the fourth quarter, the effects of the global credit and financial crisis had a significant adverse effect on the Icelandic economy. In mid October 2008, the Icelandic parliament passed emergency legislation to minimize the impact of the financial crisis, resulting in the government takeover of the three largest Icelandic banks, including Glitnir Bank (“Glitnir”), with whom EWE had bank accounts, lines of credit and a loan payable. The financial crisis had serious consequences for the Icelandic economy; the national currency fell sharply in value, foreign currency transactions were virtually suspended for weeks, and the market capitalization of the Icelandic stock exchange dropped significantly.

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

On April 22, 2009, the Company issued 500,000 shares of common stock in connection with consulting services rendered, valued at $0.45 per share.  Accordingly, the Company recorded $225,000 of consulting expense during the nine months ended December 31, 2009.

On April 22, 2009, the Company issued 500,000 shares of common stock in connection with identifying its merger candidate, valued at $0.45 per share. Accordingly, the Company recorded $225,000 of expense during the nine months ended December 31, 2009.

On April 22, 2009, the Company issued 1,000,000 shares of common stock in connection with the extension of the maturity dates of certain notes payable related to the December 2008 Private Placement Memorandum, which were repaid during the nine months ended December 31, 2009.  The Company recorded the cost as a loss on deemed extinguishment of debt in accordance with ASC 470.

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

On April 30, 2009, the Company issued 50,000 shares of common stock in connection with consulting services rendered, valued at $0.45 per share.  Accordingly, the Company recorded $22,500 of consulting expense during the nine months ended December 31, 2009.

On May 4, 2009, the Company issued 750,000 shares of common stock in connection with consulting services rendered, valued at $0.45 per share.  Accordingly, the Company recorded $337,500 of consulting expense during the nine months ended December 31, 2009.

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

In October, 2009, the Company issued 183,335 shares in connection with the exercise of 200,000 warrants at an exercise price of $0.10 per share in a cashless exercise.

In October 2009, the Company issued 1,981,391 shares in connection with the exercise of 2,000,000 warrants at an exercise price of $.01 per share in a cashless exercise.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8.                STOCKHOLDER’S EQUITY (Continued)

In October, 2009, the Company entered into a settlement agreement with a consultant.  This agreement required that the Company pay $35,000 and issued 42,000 shares of common stock to the consultant in exchange for full settlement of all outstanding bills. The value of the shares issued charged to expensed during the period was $44,520.

In August 2009 the Company entered into a consulting agreement for consideration of 200,000 shares of common stock. The agreement required that 100,000 shares be issued at inception of the agreement and the remaining 100,000 shares be issued in February 2010.  The value of the shares at the date of the agreement was $230,000 which is being amortized over the one year life of the agreement.  Amortization expense totaled $58,650 and $86,250, respectively, for the three and nine month period ended December 31, 2009.

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

Common Stock Purchase Warrants

Warrant activity for the period from April 1, 2009 to December 31, 2009 is as follows:

		Weighted
	Number of	Average
	Warrants	Exercise Price

Outstanding at March 31, 2009	11,410,000	$0.57
Granted	7,350,000	0.53
Exercised
Forfeited
Outstanding at June 30, 2009	18,760,000	0.54
Granted	2,400,000	0.12
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2009	21,160,000	0.49
Granted	7,006,450	1.75
Exercised	(2,200,000)	0.02
Forfeited	(1,000,000)	0.75
	24,966,450	$0.88

Weighted average fair value granted during the nine months ended December 31, 2009		$0.98

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8.                STOCKHOLDER’S EQUITY (Continued)

Warrants issued to Non-Employees

On April 2, 2009, the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock to a vendor, previously granted on March 31, 2009 at an exercise price of $0.50.  The warrants expire on April 2, 2014 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $701,541, was determined using the Black-Scholes option pricing model at $0.35 per warrant utilizing the following assumptions: expected volatility of 110.04%, risk-free interest rate of 1.74%, contractual term of five years and a market price of $0.45.  The value of the warrants was accrued as a consulting expense payable at March 31, 2009.

On August 19, 2009, the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock to its placement agent in connection with the settlement of all amounts due under the previous investment banking agreement.  The warrants were granted with an exercise price of $.01.  The warrants expire on August 19, 2012 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $2,002,335, was determined using the Black-Scholes option pricing model at $1.0012 per warrant utilizing the following assumptions: expected volatility of 124.2%, risk-free interest rate of 1.54%, contractual term of five years and a market price of $1.01.  The value of the warrants was recorded as a cost of capital for the quarter ended September 30, 2009.  On October 9, 2009, the placement agent exercised the 2,000,000 warrants that were issued in September 2009 at a price of $.01 per share into common shares in a cashless exercise.  The company issued 1,981,391 shares of common stock as a result of this transaction.

In connection with the extension of debt maturities, in November 2009 the Company issued 146,003 warrants with an exercise price of $1.00.  The warrants have a three year term and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $109,606, was determined using the Black-Scholes option pricing model at $0.75 per warrant utilizing the following assumptions: expected volatility of 131.6%, risk-free interest rate ranging from 1.24% to 1.25%, contractual term of three years and a market price of $1.00.

In connection with the Company’s sale of Convertible Debentures during the quarter ended December 31, 2009 (See Note 6), the Company issued warrants on a one-for one basis for each dollar invested. A total of 5,660,447 warrants were issued during the quarter which are exercisable over a three year period at an exercise price of $2.00.  The warrants contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $3,797,699, was determined using the Black-Scholes option pricing model at a range of $0.38 to $0.71 per warrant utilizing the following assumptions: expected volatility ranging from 131.04% to 132.40, risk-free interest rate ranging from 1.12% to 1.5%, contractual term of three years and a market price ranging from $0.65 to $1.06.

In consideration of services rendered to the Company, a service provider was awarded 100,000 warrants in October 2009 with an exercise price of $0.75 per share.  The warrants are exercisable over a five-year period and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $86,028, was determined using the Black-Scholes option pricing model at $0.86 per warrant utilizing the following assumptions: expected volatility of 118.92%, risk-free interest rate of 2.31%, contractual term of five years and a market price of $1.01.

The Company recorded $86,028 and $133,489 of consulting expense during the three months ended December 31, 2009 and 2008, respectively, relating to warrants awarded.  For the nine months ended December 31, 2009 and 2008, the Company recorded $86,028 and $909,389, respectively, of consulting expense relating to warrants awarded.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8.                   STOCKHOLDER’S EQUITY (Continued)

Warrants Issued to Employees

On April 2, 2009, the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock to the CEO previously granted on March 31, 2009 at an exercise price of $0.50.  The warrants expire on April 2, 2014 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $541,242, was determined using the Black-Scholes option pricing model at $0.27 per warrant utilizing the following assumptions: expected volatility of 110.05%, risk-free interest rate of 1.25%, expected term of three years and a market price of $0.45.  The value of the warrants was accrued as a consulting expense payable at March 31, 2009.

On April 2, 2009, the Company issued warrants to purchase 1,400,000 shares of the Company’s common stock to the President and COO previously granted on March 31, 2009 and included on March 31, 2009 at an exercise price of $0.50.  The warrants expire on April 2, 2014 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $378,870, was determined using the Black-Scholes option pricing model at $0.27 per warrant utilizing the following assumptions: expected volatility of 110.05%, risk-free interest rate of 1.25%, expected term of three years and a market price of $0.45.  The value of the warrants was accrued as compensation expense payable at March 31, 2009.

On April 2, 2009, the Company issued warrants to purchase 350,000 shares of the Company’s common stock to certain employees previously granted on March 31, 2009 at an exercise price of $0.50.  The warrants expire on April 2, 2014 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $94,717, was determined using the Black-Scholes option pricing model at $0.27 per warrant utilizing the following assumptions: expected volatility of 110.05%, risk-free interest rate of 1.25%, an expected term of three years and a market price of $0.45.   The value of the warrants was accrued as compensation expense payable at March 31, 2009.

On May 4, 2009, the Company issued warrants to purchase 600,000 shares of the Company’s common stock to employees previously granted on March 31, 2009 at an exercise price of $0.50.  The warrants expire on May 14, 2014 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $162,551, was determined using the Black-Scholes option pricing model at $0.27 per warrant utilizing the following assumptions: expected volatility of 110.04%, risk-free interest rate of 1.40%, an expected term of three years and a market price of $0.45.  The value of the warrants was accrued as compensation expense payable at March 31, 2009.

On April 2, 2009, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock to the Chief Technology Officer previously granted on March 31, 2009 at an exercise price of $0.75.  The warrants expire on April 2, 2014 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $233,948, was determined using the Black-Scholes option pricing model at $0.23 per warrant utilizing the following assumptions: expected volatility of 110.05%, risk-free interest rate of 1.15%, expected term of three years and a market price of $0.45.  The value of the warrants was accrued as compensation expense payable at March 31, 2009.

On July 13, 2009, the Company granted warrants to purchase 400,000 shares of the Company’s common stock to the Chief Financial Officer at an exercise price of $0.67 in connection with an employment agreement.  The warrants expire on July 13, 2014 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $112,010, was determined using the Black-Scholes option pricing model at $0.28 per warrant utilizing the following assumptions: expected volatility of 126.19%, risk free interest rate of 1.60%, expected term of three years and a market price of $0.45.

On October 1, 2009, the Company granted warrants to purchase 1,000,000 shares of the Company’s common stock to an employee at an exercise price of $0.67 in connection with an employment agreement.  The warrants expire on October 1, 2014 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $852,825, was determined using the Black-Scholes option pricing model at $0.85 per warrant utilizing the following

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8.                   STOCKHOLDER’S EQUITY (Continued)

assumptions: expected volatility of 131.63%, risk free interest rate of 1.36%, expected term of three years and a market price of $1.06.  The Company recorded $73,550 of amortization expense for the quarter ended December 31, 2009 in connection with these warrants.

On October 30, 2009, the Company granted warrants to purchase 100,000 shares of the Company’s common stock to an employee at an exercise price of $0.67 in recognition of continued service to the Company.  The warrants expire on October 30, 2012 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $76,114, was determined using the Black-Scholes option pricing model at $0.76 per warrant utilizing the following assumptions: expected volatility of 143.91%, risk free interest rate of 0.90%, expected term of two years and a market price of $1.01.

The Company recorded $118,625 and $0 of compensation expense during the three months ended December 31, 2009 and 2008, respectively, relating to warrants awarded.  For the nine months ended December 31, 2009 and 2008, respectively, the Company recorded expense of $256,090 and $1,287,444.

Cancellation of Warrants

In October 2009, the Company cancelled 1,000,000 warrants that had previously been issued as partial consideration for the acquisition of Enerwaste Europe.  The warrants were re-issued earlier in 2009 to the same party, but in a different name, and accordingly the originally issued warrants were cancelled.

Merger and Private Placement Offering — May 2009

On May 6, 2009 under the Merger Agreement, (i) the stockholders of W2E surrendered all of the issued and outstanding shares of W2E capital stock and received, in exchange for 45,981,770 shares of common stock the Company, referred to as “Pubco”; (ii) all warrants to purchase shares of W2E common stock outstanding immediately prior to the Merger was replaced with corresponding new warrants to purchase shares of Pubco common stock; (iii) the former stockholders Pubco retained 1,000,000 shares of common stock of Pubco. This has been accounted for as a reverse merger with the acquiring company being W2E.

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

The Units were being offered on behalf of the Company by a Placement agent, and the Company paid the placement agent the following (i) sales commissions in an amount of $289,654; (ii) a non-accountable expense allowance of $79,654 and (iii) an investment banking fee of $60,023.  Additionally, the Placement agent received warrants to purchase two million shares valued for an exercise price of $.01 per share upon conclusion of the offering in full settlement of all amounts due to the agent under the investment banking agreement.  Further, upon exercise of the Warrants issued to investors, the Placement agent will receive a ten percent (10%) commission and a three percent (3%) non-accountable expense allowance, and will also be issued a three-year warrant exercisable to purchase such number of shares of common stock equal to 4.5% of the number of the fully diluted outstanding shares of common stock.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8.                   STOCKHOLDER’S EQUITY (Continued)

Details of outstanding shares of common stock are as follows:

Shares

Shares of Pubco at March 31, 2009	3,000,000
Cancellation of Pubco shares at merger date	(2,000,000)
Recapitalized shares of W2E’s stockholders at exchange (1:1)	41,152,100
Issuance of shares in connection with notes payable	4,575,000
Issuance of shares in connection with consulting agreements	2,000,000
Issuance of shares in connection with May 2009 private placement	1,800,750
Issuance of shares in connection with warrant exercises	2,164,726
Issuance of shares in connection with settlement of accounts payable	42,000
Cancellation and return of shares	(2,450,000)
Common stock outstanding at December 31, 2009	50,284,576

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9.                   COMMITMENTS AND CONTINGENCIES

Income Tax Liabilities

At December 31, 2009 and March 31,  2009, the Company has included in income taxes payable an accrual of approximately $127,000,  inclusive of interest and penalties of approximately $25,000, that relate to EWI for the period prior to its acquisition.  Such amounts are included in current liabilities from discontinued operations in the accompanying condensed consolidated balance sheets.

Employment Agreements

At December 31, 2009, the Company has accrued unpaid fees of $512,500 for the Former Chief Executive Officer and sole board member, $126,041 for the President and Chief Executive Officer, and $11,250 for the VP related to unpaid compensation under their respective employment agreements.  These amounts are included in due to related parties in the consolidated balance sheet as of December 31, 2009.

On July 13, 2009, the Company entered into an employment agreement with its Chief Financial Officer (“CFO”).  The agreement is for a one year term; thereafter the agreement automatically renews for successive one year terms, unless terminated sooner, upon 30 days notice.   Under the terms of the agreement, the CFO will receive an annual base salary of $175,000.  The CFO’s base salary will be reviewed, from time to time, and may be adjusted at the discretion of the Board. The first such review shall be at the first anniversary date of this agreement. In addition, on July 13, 2009, the CFO was granted 400,000 warrants to purchase the Company’s common stock at an exercise price of $0.67 per share vested two years from the effective date of the registration statement, or immediately if the Company fails to raise a minimum of $4,000,000 in the equity offering, provided the CFO is still employed by the Company on such date.  The warrants expire on July 13, 2014 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $112,010, was determined using the Black-Scholes option pricing model at $0.28 per warrant utilizing the following assumptions: expected volatility of 126.19%, risk free interest rate of 1.60%, expected term of three years and a market price of $0.45.

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

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9.                   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Transition Agreement

On May 28, 2009, the Company, Christopher d’Arnaud-Taylor (“Mr. d’Arnaud-Taylor”) and Peter Bohan entered into a Transition Agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. d’Arnaud-Taylor agreed that, effective on the final closing of the May Private Placement, he would resign as Chief Executive Officer of the Company and at such time his employment agreement with the Company would be terminated.  He will continue to serve as a director of the Company. Mr. d’Arnaud-Taylor entered into a consulting agreement, dated as of May 28, 2009 (the “Consulting Agreement”).  Pursuant to the Consulting Agreement, which became effective upon the final closing of the May Private Placement, Mr. d’Arnaud-Taylor will serve as a consultant to W2E Group Holdings and shall be paid an annual fee of $300,000. The Company has guaranteed the payments due to Mr. d’Arnaud-Taylor pursuant to the Consulting Agreement.  Upon his resignation, Mr. Bohan will become the Company’s Chief Executive Officer. In September 2009, the Company amended the Transition Agreement such that Mr. Taylor would resign upon termination of the May Private Placement.  This was effective September 4, 2009 and Mr. Bohan assumed the role of CEO as of that date.  The Company recorded an accrual of $300,000 for severance to Mr. Taylor in connection with his departure and the terms of his employment agreement.  This is included as a component of Due to related parties in the condensed consolidated balance sheet as of December 31, 2009.

Dargavel Contract Cost Dispute

During the course of the construction of the Dargavel plant, the Company and its customer encountered a number of significant issues that have resulted in delays and cost increases to the project.  These issues include the Icelandic economy collapse, project scoping changes, and changes required by engineers hired by the customer and the Scottish Environment Protection Agency (“SEPA”).  These issues have resulted in substantial increases to the costs to complete this project.  The customer claims that they have incurred liquidated damages due to the project not being completed on schedule based on the original contract with our Icelandic subsidiary, Enerwaste Europe of approximately €470,000.  The Company is contesting this claim based on our belief that a Force Majeure occurred with respect to the Iceland collapse and the impact on our business operations based in Iceland.  Additionally, there are significant other costs that the customer claims are our responsibility, the majority of which are costs associated with the engineering firm that they engaged to participate in the project.  We do not believe the vast majority of these costs are our responsibility and intend to contest this claim vigorously.  Additionally, the Company is in the process of pulling together its counter claims with respect to cost increases incurred that were outside of our control and are not solely our responsibility.   The compilation of those costs is not yet complete and therefore we are unable to quantify the amount of those costs.  Management is currently unable to estimate the ultimate outcome of the negotiations and whether or not there will be any additional amounts owed to the customer by the Company, particularly since we are not yet able to fully quantify our counterclaim.  The Company has commenced discussions with the customer regarding settlement of the disputed amounts. Based on the amounts the customer has provided to us as their claim, we estimate the range of potential future costs to settle this could range from €0 to €900,000.  We have not recorded an accrual for these costs as the likelihood is reasonably possible but the amounts cannot be estimated at this time. (See Note 4).

Legal Proceedings

The Company is involved, from time to time, in litigation and other legal proceedings incidental to its business.  Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon the Company’s results of operations or financial condition.  However, management’s assessment of the Company’s current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, juries or

NOTE 9.                   COMMITMENTS AND CONTINGENCIES (CONTINUED)

other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings.

In December 2009, the Company was named in a Complaint filed in the State of New York by a former consultant to the Company.  The Complaint alleges Breach of Contract, Breach of the Covenant of Good Faith and Fair Dealing and Promissory Estoppel related to a consulting agreement entered into between the Company and the Claimant.  The complaint seeks damages of $500,000 plus punitive damages. The Company denies the allegation contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter.  The Company has retained counsel and has responded to the Complaint.  The matter remains unresolved as of this filing.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10.                 INCOME TAXES

The Company recognized a deferred tax asset of approximately $6,153,236 as of December 31, 2009, primarily relating to net operating loss carryforwards of approximately $9,972,512 available to offset future taxable income through 2030.   Due to changes in ownership, these federal net operating loss carryforwards are subject to annual limitations in their use in accordance with Internal Revenue Code Section 382.  Accordingly, the extent to which the loss carryforwards can be used to offset future taxable income may be limited.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company then continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

NOTE 11.                 SUBSEQUENT EVENTS

12% Senior Convertible Debentures (See Note 6)

In January and February 2010, the Company issued Senior Convertible Debentures in the aggregate amount of $688,100 in a private placement.  The notes bear interest at a rate of 12% per annum and are due one year from date of issue.  In connection with the issuance, the Company paid a placement agent $68,810 (10% of the amount of the notes issued) and a non-accountable expense allowance equal to $20,643 (3% of the amount of the notes issued).  Additionally an investment banking fee of $34,405 (5% of the amount of notes issued) was paid to the placement agent.  An amount of $82,572 was placed into an escrow account at closing which represents the 12% interest to be paid on the notes.

Amendment to Articles of Incorporation

The Company’s board of directors and shareholders holding more than a majority of the Company’s common stock approved an amendment to the Company’s certificate of incorporation to increase the number of shares of the Company’s Common Stock that the Company is authorized to issue from 80,000,000 shares of Common Stock to 200,000,000 shares of Common Stock with a par value of $0.0001 per share (the “Amendment”).  The Amendment was filed with the State of Delaware Secretary of State on January 21, 2010.

FINRA Notification on Stock Listing Eligibility

On January 22, 2010, the Company received notice from The Financial Industry Regulatory Authority (FINRA) that shares of the Company’s common stock were no longer eligible for trading on the OTC Bulletin Board (“OTCBB”), as a result of the Company’s delayed filing of its’ Form 10Q for the quarter ended June 30, 2009.  The Company’s common stock is currently traded on the “Pink Sheets”.  Several market makers have submitted applications for the Company to become eligible to resume trading on the OTCBB, however there can be no assurance that the request will be granted.

The removal of the Company’s common stock from the OTC:BB resulted in the Company being in Default on its 12% Senior Convertible Debentures, as the Company’s common stock is not currently eligible for quotation on a Trading Market (as defined in the Debenture Agreement).  A market maker has filed a Form 15C2-11 with FINRA in order to enable the Company’s common stock to again be quoted on the OTCBB, although there can be no assurance that this will occur.  The Company’s common stock is currently quoted on the Pink Sheets.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12.             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended	Nine Months Ended
	December 31, 2009	December 31, 2008
Cash paid for:
Interest	$453,704	$2,630

Acquisition of Enerwaste Europe, Ltd.:
Current assets	$—	$2,148,448
Other liabilities assumed	—	(3,947,343)
Building and equipment	—	208,662
Goodwill	—	333,500
Technology	—	7,509,515
Deferred tax liability	—	(2,928,714)
Issuance of note payable	—	(324,068)
Issuance of common stock	—	(3,000,000)
Cash paid for acquisition	$—	$—

Deferred tax liability related to acquired intangibles in Investment in Enerwaste Europe, Ltd.	$—	$2,928,715

Non-cash investing and financing activities:
Common stock issued in connection with notes payable	$1,390,312	$50,000
Common stock issued in satisfaction of notes payable	—	100,000
Common stock issued in connection with modifications of notes payable	641,250	—
Common stock issued for acquisition of Enerwaste Europe, Ltd.	—	3,000,000
Warrants issued in connection with notes payable	2,265,938	84,420
Warrants issued in connection with modifications of notes payable	109,606	—
Embedded derivative created in connection with issuance of notes payable	3,234,454	—
Promissory note issued for acquisition of Enerwaste Europe, Ltd.	—	324,068
Common stock outstanding from share exchange transaction	100	—
Cancellation and return of common stock	3,003	—

Non-cash operating and financing activities:
Warrants issued for satisfaction of accrued expenses	2,112,870	—
Issuance of common stock on settlement of accounts payable	44,520	—
Conversion of accrued expenses to notes payable	$384,384	$—

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

To date we have financed our activities and acquisitions through private placements of our securities, including the Private Placements.  To date we have generated limited revenues, have substantial operating losses and an accumulated deficit since our inception in April 2007.

Results of Operations

For the three months ended December 31, 2009 compared to December 31, 2008

For the three months ended December 31, 2009, contract revenue was $67,872 compared to $976,131 in the prior year quarter.   The decrease in contract revenue was due to the progress toward completion of the Dargavel contract, which is being accounted for using percentage of completion accounting.

For the three months ended December 31, 2009, contract costs totaled $171,003 compared to $885,778 in the prior year period.  Project costs include all costs incurred to date as well as estimated future costs on the contract.  The overall decrease in costs was associated with the fact that in the current year period the project is nearer to completion.

For the three months ended December 31, 2009, gross loss on contracts totaled $103,131, compared to gross profit of $90,353 in the prior year period.  The loss in the current year is due to the delays and cost overruns that have been incurred on the current project in Dumfries Scotland.

Selling, general and administrative expenses for the three months ended December 31, 2009, were $2,228,455 compared to $1,331,410 for the quarter ended December 31, 2008, an increase of 67%.  The increase was primarily attributable to increases in salaries, consulting fees, and professional fees, as well as the recording of an allowance for uncollectible amounts due under a contract of approximately $551,000.

Other income/expenses for the three months ended December 31, 2009 were net other expense of $100,628 compared to net other expense of $278,914 for the three months ended December 31, 2008.  The change in expenses was primarily due to an increase in interest expense for the current year period, which was attributable to the higher debt balances associated with the issuance of $5.66 million of 12% Convertible Debentures during the quarter as well as the amortization of discounts and write off of deferred financing costs, all of which is included in interest expense.  This was offset by a gain recorded on the change in fair value of derivatives tied to the conversion option of the 12% Debentures.

The Company did not record an income tax benefit for the pre-tax loss from continuing operations for the current year period because the deferred tax asset that is associated with this benefit is totally reserved for as the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future, and therefore a valuation allowance was established in the full value of the deferred tax asset.  The prior year quarter included an income tax benefit of $51,926 due to recording the benefit of losses and deferred tax assets that were used to offset deferred tax liabilities for the period.

For the nine months ended December 31, 2009 compared to December 31, 2008

For the nine months ended December 31, 2009, contract revenue was $1,247,089 compared to $2,678,556 in the prior year period.   The decrease in contract revenue was primarily due to the progress toward completion of the Dargavel contract.

For the nine months ended December 31, 2009, contract costs totaled $1,672,122 compared to $2,453,121 in the prior year period.  Project costs include all costs incurred to date as well as estimated future costs on the contract.  Additionally, during the current year period the Company recorded a warranty reserve of approximately $200,000 related to future warranty liabilities associated with the Dargavel plant.  The prior year contract costs that were incurred through June 25, 2008 were accounted for under the equity method and included as a component of “Loss on equity method investment in EnerWaste Europe, Ltd.” in the accompanying condensed consolidated statement of operations.  As of June 25, 2008, the results of Enerwaste Europe were fully consolidated (See Note 7).

Selling, general and administrative expenses for the nine months ended December 31, 2009, were $5,993,146 compared to $5,040,601 for the nine months ended December 31, 2008, an increase of $952,545, or 19%.  The increase was largely due to higher professional fees and insurance costs, as well as the recording of an allowance for uncollectible amounts due under a contract of approximately $551,000. This was offset by the impact of the deconsolidation of the Company’s

Enerwaste Europe subsidiary due to the bankruptcy of that subsidiary (See Note 7 in the accompanying Notes to the unaudited Condensed Consolidated Financial Statements).

Other income/expenses for the nine months ended December 31, 2009 were net other expenses of $956,999 compared to net other expense of $710,017 for the nine months ended December 31, 2008.  The current year period included a gain related to extinguishment of a debt obligation payable to the former owner and CEO of Enerwaste International as a result of a settlement agreement executed in April 2009.  Also, the current quarter included a gain recorded on the change in fair value of derivatives tied to the conversion option of the 12% Debentures.  These gains were offset by interest expense on our debt obligations and a loss on the early extinguishment of debt.  The prior year included the net loss on the Company’s equity investment in Enerwaste Europe for the period April 1 to June 25, 2008 and foreign exchange gains. The foreign exchange gains in 2008 were primarily due to the impact of the devaluation of the Icelandic Krona with respect to the Enerwaste Europe debt and its receivable from the customer on the Dargavel contract which were transacted in Euros.

The Company did not record an income tax benefit for the pre-tax loss from continuing operations for 2009 because the deferred tax asset that is associated with this benefit is totally reserved for as the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future, and therefore a valuation allowance was established in the full value of the deferred tax asset.  The prior year period included an income tax benefit of $1,579,152 due to recording the benefit of losses and deferred tax assets that were used to offset deferred tax liabilities for the period.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of December 31, 2009, we had $140,059 in cash compared to $27,360 at March 31, 2009.  As of December 31, 2009, we had a working capital deficiency of $5,711,522, compared to a working capital deficiency of $6,308,582 as of March 31, 2009.

Net cash used in operating activities for the nine months ended December 31, 2009 was $3,966,343, compared with net cash used of $1,714,641 for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses, increases in project costs, decrease in accrued expenses and a decrease in amounts due from escrow agent. Net cash used in investing activities increased over the prior year due to the purchase of computer equipment and other fixed assets, as well as for legal costs associated with the development and application of a patent related to our gasification technology.  Net cash provided by financing activities for the nine months ended December 31, 2009 was $4,284,341, compared to net cash provided by financing activities in the prior year period of $1,274,624.  The principal reasons for the increase were higher proceeds from notes payable and issuance of stock, offset by higher fees related to issuing debt and an increase in repayment of certain debt obligations.

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

Our significant financing and investing activities for the nine months ended December 31, 2009 consisted of the following:

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

In June 2009, the Company issued $804,000 of notes payable to accredited investors bearing interest at 10% and due 90 days from date of issue.  Of the total, $655,000 was repaid using proceeds from a private placement offering of the Company’s 12% Senior Convertible Debentures.  Of the remaining balance of $149,000 outstanding, $104,000 is now due on February 18, 2010 and the remaining $45,000 is in default.

In August 2009, the Company issued $1,571,000 of notes payable to accredited investors bearing interest at 10% and due 90 days from date of issue.  Of the total, $1,041,000 was repaid using proceeds from a private placement offering of the Company’s 12% Senior Convertible Debentures. Of the remaining notes, $230,000 are now due on February 20, 2010 and the balance of $300,000 is in default.

During the third quarter, the Company issued approximately $5.66 million of its 12% Senior Convertible Debentures in a series of private placement transactions.  In connection with the offerings, the Company paid its placement agent commissions of $566,045 (10%) and a non-accountable expense allowance of $170,136 (3%).  Additionally an investment banking fee was paid of $283,147 (5%).  The interest associated with the Debentures totaling $678,952 has been put into escrow which represents the 12% interest to be paid on the notes.  During the quarter, an investor agreed to release the interest associated with the investor’s note from escrow for the Company to use for operating purposes.  The Company is still obligated to make the interest payments to the investor quarterly when due.  As of this filing, the Company is in Default on its 12% Senior Convertible Debentures.  The Debenture Agreement provides that the Company must maintain its listing on a Trading Market (as defined in the Debenture).  If the Company is not eligible to be listed on a Trading Market and is not eligible to resume trading within 5 business days, the Company is in Default.  On January 22, 2010, the Company was notified by FINRA that its Common Stock is no longer eligible to trade on the OTC:BB.  Several market makers have filed requests for the Company to be approved to trade again on the OTC:BB.    The Company, and its Placement Agent, intend to attempt to obtain a waiver of the default from the investors holding the 12% Debentures.  In conjunction with the waiver, the Company intends to reduce the conversion price from $1.00 to $0.50, and the exercise price of the warrants issued with the shares from $2.00 to $1.00.  The Company cannot be certain that the investors will accept the waiver.

As of February 1, 2009, the Company had debt obligations totaling $470,000 that had matured and have not been repaid.

Management anticipates that over the next two quarters the order intake will improve once the Dargavel plant is commissioned, which will start to provide funding for operational expenses on an on-going basis.

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

Our material capital expenditure requirements for the remaining period of the year ending March 31, 2010 will be approximately $100,000 to procure office equipment, furniture and IT equipment.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Peter Bohan, the Company’s Chief Executive Officer and Craig Brown, the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2009.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective. Furthermore, certain matters involving our internal control over financial reporting constitute a material weakness under standards established by the Public Company Accounting Oversight Board (“PCAOB”).  The Company’s disclosure controls and procedures were not effective due to a lack of internal resources to account for the completeness of transactions to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company is evaluating its structure and processes and procedures so that it can begin to implement corrective action where necessary to ensure that the appropriate resources are in place throughout the company to ensure the Company’s disclosure controls and procedures are effective.  Additionally, the Company hired a Chief Financial Officer in July 2009 and will be evaluating the systems and required changes needed to strengthen our internal controls.  During the quarter, the Company has consolidated data collection and retention in the Company’s new Corporate Headquarters in Greenville, SC.  This will help to provide assurance that key documents and issues resulting in financial statement disclosure are captured timely and accurately.

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

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2009.  Management concluded that, except for the change discussed above, no significant changes occurred during the quarter.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In December 2009, the Company was named in a Complaint filed in the State of New York by a former consultant to the Company.  The Complaint alleges Breach of Contract, Breach of the Covenant of Good Faith and Fair Dealing and Promissory Estoppel related to a consulting agreement entered into between the Company and the Claimant.  The complaint seeks damages of $500,000 plus punitive damages.  The Company denies the allegation contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter.  The Company has retained counsel and has responded to the Complaint.  The matter remains unresolved as of this filing.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NOT APPLICABLE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of the date of this filing the Company is in default on the repayment of certain debt instruments that have not been cured within thirty (30) days.  The following table summarizes the default status by instrument and includes the principal amount, interest rate, current accrued interest payable, and the number of days in default as of the filing date of this Quarterly Report on Form 10Q:

Principal	Rate	Accrued Interest as of Filing Date	Days in arrears

$45,000	10%	$2,860	133
$125,000	10%	$7,192	118
$50,000	10%	$2,630	54
$250,000	10%	$13,151	102

Additionally, as of this filing, the Company is in Default on its 12% Senior Convertible Debentures.  The Debenture Agreement provides that the Company must maintain its listing on a Trading Market (as defined in the Debenture).  If the Company is not eligible to be listed on a Trading Market and is not eligible to resume trading within 5 business days, the Company is in Default.  On January 22, 2010, the Company was notified by FINRA that its Common Stock is no longer eligible to trade on the OTC:BB.  Several market makers have filed requests for the Company to be approved to trade again on the OTC:BB.    As a result of the Default, the interest rate on the 12% Senior Convertible Debentures is now the lessor of 17% or the maximum amount permitted by state law.  The Company is seeking waivers of the default from the investors holding the 12% Debentures.  In conjunction with the waiver, the Company intends to reduce the conversion price from $1.00 to $0.50, and the exercise price of the warrants issued with the shares from $2.00 to $1.00.  The Company cannot be certain that the investors will grant a waiver of the default.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

In January 2010, shareholders of the Company holding more than a majority of the Company’s common stock approved an amendment to the Company’s certificate of incorporation to increase the number of shares of the Company’s Common Stock that the Company is authorized to issue from 80,000,000 shares of Common Stock, with a par value of $.0001 per share, to 200,000,000 shares of Common Stock with a par value of $0.0001 per share (the “Amendment”).  The Amendment was filed with the State of Delaware Secretary of State on January 21, 2010.

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

WASTE2ENERGY HOLDINGS, INC.

Date: February 12, 2010	By:	/s/ Peter Bohan
Peter Bohan Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Craig L. Brown
Chief Financial Officer (Principal Financial Officer)