Form 10-K
period 2010-03-31
Waste2Energy Holdings, Inc.
filed 2010-07-12
CIK 1432244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-06732

WASTE2ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2255797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employee Identification No.)

1 Chick Springs Road, St 218, Greenville, SC	29609
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(864) 679-1625

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

As of September 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $36,001,221. The aggregate market value was computed by using the closing price of the common stock as of that date on the OTC:BB. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Stock	Shares as of June 21, 2010
Common Stock, $0.0001 par value	50,702,742

TABLE OF CONTENTS UPDATE

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management.  Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report on Form 10-K, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

AVAILABILITY OF INFORMATION

You may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC’s website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  This information can be accessed at the web site http://www.sec.gov.

PART I

Item 1.   BUSINESS

The terms “we,” “our,” “ours,” “us,” “Waste2Energy” and “Company” refer to Waste2Energy Holdings, Inc. and its subsidiaries.

About Waste2Energy Holdings, Inc.

We are in the business of designing, engineering, manufacturing and installing waste to energy conversion plants.  We are organized as a holding company which was incorporated in Delaware on March 11, 2008. We conduct our operations through subsidiaries which are engaged predominantly in the businesses of engineering design and project management of the construction of waste to energy conversion facilities.

Our corporate headquarters is located in Greenville, South Carolina.   Currently, we have only one other operating facility, a leased office space in Dumfries Scotland which currently serves as the Company’s main engineering and technology operating center.

Overview

We intend to compete in the growing worldwide market for waste-to-energy systems that simultaneously destroy waste and generate green energy. Our business plan calls for us to design, manufacture and install small footprint, simple, cost-effective gasification technologies that are scalable, modular, environment friendly and robust enough to operate in harsh and remote environments. We provide customized engineering solutions that will enable our current and future customers to convert solid waste streams traditionally destined for landfill or incineration into clean, renewable energy.

We intend to target the local waste-to-energy sector in the small to mid-range market — from one ton batch systems all the way up to the continuous 500 metric ton per day (TPD) range — not large centralized plants such as those operated by waste-to-energy companies like Covanta or Wheelabrator who typically develop major facilities in the 1,000+ TPD range.  We intend to focus on providing any customers we obtain with the technologies to recover the latent energy in municipal solid waste, construction and demolition debris, industrial and commercial waste, and biomass.

To date we have financed our operations and acquisitions through private placements of our securities.  To date we have generated limited revenues, have substantial operating losses and accumulated deficit since our inception in April 2007.

Basis of Business Model

Our current proposed business model and strategic focus will be on sales of plant and equipment incorporating our technology to: (i) facility based waste generators (e.g., hospitals, mining camps, military) with simultaneous waste disposal and energy requirements, (ii) dedicated waste management and alternative energy companies with the resources to advance integrated waste to energy projects, and (iii) municipalities and their contractors.  We believe we can generate revenues and profits from the sales of our plant and equipment.

We also believe we have near term revenue generating potential in operations, service and maintenance contracts. Over the longer term, we will seek to obtain carried interest participation in selected customer projects and, as and if we develop a proposed licensing program, we believe we will be able to generate licensing and royalty income.

Recent History

Since our incorporation in April, 2007, the Company has focused time and resources in six main areas:

1.               Acquisition of Enerwaste International and EnerWaste Europe;

2.               Execution of the DARGAVEL Project in Dumfries, Scotland;

3.               Managing the consequences of the collapse of the Icelandic banking system and the subsequent closure of our operations in Iceland;

4.               Replicating, on an outsourced basis in close proximity to Dumfries, the design, engineering and manufacturing capability that we previously had in Iceland;

5.               Development of our intellectual property; and

6.               Business development efforts with respect to generation of a sales pipeline, new contracts and the identification of partners who we can enter into strategic alliances with for supply of equipment as we continue to grow the business.

As of March 31, 2010, the Dargavel project was essentially complete, pending the completion of work by other non-related vendors who were responsible for components of the facility that are impacted by our control system, most notably the energy recovery backend of the plant.  Our customer has been successfully processing waste through the facility during the fourth quarter of fiscal 2010.

We have continued to refine and develop our intellectual property with respect to the controlling systems for the Continuous Batch Oxidation System (“cBOS”) utilized at the Dargavel facility.  We have applied for a patent with respect to our internally developed control system which remains pending as of this filing.

During the past year we have identified a number of potential projects for the Company.  For certain projects, the discussions have significantly advanced to the point of letters of intent.  For others, we have entered into Preliminary Engineering Design Studies (“PEDS”) with our customers to do a thorough preliminary study of the potential waste to energy project.  The PEDS provides a customer with layouts, specifications, process parameters, and definitive pricing.  The Company cannot predict the outcome of the ongoing discussions with prospective customers or whether those customers who have entered into an agreement with the Company for a PEDS study will elect to initiate a project upon conclusion of the study.

Reverse Merger

On May 6, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Waste2Energy Acquisition Co., a Delaware corporation and wholly-owned subsidiary of the Company (the “Subsidiary”) and Waste2Energy, Inc (“Waste2Energy”).  On May 28, 2009, the Company, Subsidiary and Waste2Energy entered into Amendment No. 1, dated as of May 28, 2009, to the Merger Agreement (“Amendment No.1”).  Pursuant to Amendment No. 1, the definition of Acquisition Shares was revised to mean 45,981,770 shares of Waste2Energy and Section 5.19(e) of the Merger Agreement was revised to note that the issued and outstanding share capital of Waste2Energy consists of 45,981,770 issued and outstanding shares.  (The Merger Agreement as amended by Amendment No. 1 is hereinafter referred to as the “Merger Agreement”).

Pursuant to the Merger Agreement, on May 28, 2009 (the “Closing Date”), the Subsidiary merged with and into Waste2Energy resulting in Waste2Energy becoming a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the Merger Agreement, the Company issued 45,981,770 shares of common stock (the “Common Stock”) of the Company (the “Acquisition Shares”) to the shareholders of Waste2Energy, representing approximately 96% of the issued and outstanding Common Stock following the closing of the Merger and the private placement that closed concurrently with the Merger Agreement, and warrants to purchase 18,760,000 shares of Common Stock (the “Acquisition Warrants”) to the warrant holders of Waste2Energy at exercise prices ranging from $.10 to $.75. Pursuant to the Merger Agreement, the outstanding shares of common stock and warrants to purchase shares of common stock of Waste2Energy were cancelled.

The acquisition of Waste2Energy was treated as a recapitalization, and the business of Waste2Energy became the business of the Company. At the time of the recapitalization, the Company was not engaged in any active business.

The accounting rules for recapitalizations require that beginning May 28, 2009, the date of the recapitalization, our balance sheet includes the assets and liabilities of Waste2Energy, Inc., and our equity accounts were recapitalized to reflect the net equity of Waste2Energy, Inc. The financial conditions and results of operations for the periods prior to May 28, 2009 reflect the financial condition and operating results of Waste2Energy, Inc.

In July 2009, following the Merger, the Company (formerly known as Maven Media Holdings, Inc) changed its name to Waste2Energy Holdings Inc.

The Global Waste Management Market

We believe waste presents a major challenge to our civilization.  The Company believes discarded materials need to be efficiently collected, treated, recycled or disposed.  The Company believes, whether located in urban or rural areas, every sector of the economy needs to address the challenge of waste management.  The Company believes our advanced thermal processes permit various types of waste to be safely and efficiently handled at a state-of-the-art facility, which we believe provides major benefits for the waste producer, the local community and the environment.

As such, we will be subject to intense competition with, among others, landfill and recycling/composting and other waste-to-energy technologies in the global waste management market.

In developing our growth strategy and marketing plans, we took into consideration that landfill space is increasingly at a premium, and, in Europe, is being phased out. We also believe that island economies (the Caribbean etc.), being based on garbage-averse tourism with expensive electricity, will be natural markets and that the global economic drivers of higher waste disposal costs, higher electricity costs, higher congestion costs and higher energy costs will make waste-to-energy a more competitive solution.

Waste is a local feedstock that does not gain value when transported distances. This means that plant size has to be both scalable down and up and modular to satisfy feedstock supply considerations and allow for future expansion.

Technology

Gasification Process in General

Gasification is a process that converts carbon-containing materials, such as coal, petroleum coke, municipal solid waste, or biomass, into a synthesis gas (syngas) and ash. Gasification occurs when a carbon-containing feedstock is exposed to elevated temperatures and/or pressures in the presence of controlled, limited amounts of oxygen.

The heart of a gasification-based system is the gasifier. Gasification technologies differ in many respects but share certain general production characteristics. The feedstock reacts in the gasifier with oxygen (and/or steam) at high temperature and pressure in an oxygen starved atmosphere to produce a syngas and ash. Syngas is primarily hydrogen, carbon monoxide and other gaseous constituents, the proportions of which can vary depending upon the conditions in the gasifier and the type of feedstock. It can be used as a basic chemical building block in the production of high value energy products such as diesel or electricity.

Waste2Energy’s Process

We believe our gasification process follows the same basic principles as described above but is differentiated by the following features:

•                  Most gasifiers require feedstock that has been through a process of pretreatment - either drying, sorting, shredding or sizing.  Our BOS™ technologies require no such pretreatment as all waste goes straight into the primary chamber.  The CORTM system is optimized for biomass and will function more efficiently with MSW feed stocks if glass, masonry and metals are pre-sorted.

•                  In W2eTM’s systems, the syngas is oxidized at very high temperatures in a secondary combustion chamber to ensure complete destruction of all remaining hydrocarbon compounds.  The result is a stream of very hot (> 1000Deg C) waste flue gas. The thermal power of this waste stream can be captured in a waste heat recovery boiler and be used in a simple steam cycle or Organic Rankine Cycle (ORC), utilizing a refrigerant gas to drive a turbine coupled to an electric generator.  Alternatively, or in conjunction with power recovery, steam may be used for district heating, thermal desalination or in other industrial processes.

•                  Typically, the waste flue gas is treated as an integral part of the BOS™ process train. W2eTM’s treatment utilizes commercially available systems that add sodium bicarbonate for acid neutralization; urea to minimize nitrous oxides, activated carbon to remove trace dioxins, furans, and heavy metals; and a filter bag house to collect scrubber consumables and any residual fly ash.

•                  A Continuous Emission Monitoring (CEM) system monitors and logs air emissions.  The cBOSTM plant in Husavik, Iceland, currently meets and exceeds the stringent EU regulations covering emissions (EU regulations are currently more onerous than US EPA standards).

Waste2Energy Products

Our business plan calls for us to build small footprint, simple, cost-effective technologies that are scalable, modular, environment friendly and robust enough to operate in harsh and remote environments.  Although we have limited revenues, we have developed three technology platforms which are owned by us:

We neither own any interest nor receive any revenues and/or other income from the above plants/installations.

The technology platform best suited to a particular application is selected primarily on the basis of the feedstock specifications as shown in the tabulation below.

BOS™ Products

We believe the Batch Oxidation System™ will be our primary catalyst for growth in the global waste-to-energy industry due to a wide range of benefits and several first-to-market advantages. The Standard BOS (sBOS™) was originally developed in the US as a modular approach to small scale facility based waste disposal, with the added benefit that it is able to recover energy in the form of hot water, steam and/or electricity. The inability of the sBOSTM to provide a continuous production of energy over a 24 hour period of operation led to the development of the Continuous Batch Oxidation System (cBOSTM ).

The sBOS™ accepts solid or liquid (in small quantities) waste or other forms of waste and is distinguished by its ability to accept untreated waste. No preparation is required in the form of separation, shredding etc.  Even large motor tires and animal carcasses can be fed directly into the primary cells.  Gasification is done at a controlled temperature above 600 Deg C with minimum airflow, which facilitates a complete gasification of the mixed waste, allows metals to be ejected in solid form with the ash (from whence they can be removed and recycled), sterilizes any medical waste and minimizes the production of airborne particulates. The bottom ash, which is the solid residue left in the primary cells, is also non-toxic/hazardous and can safely be sent as inert landfill, or be used for drainage fill or as aggregate in concrete, cement block, and asphalt road surfacing.  The reduction in volume of bottom ash is between 90% and 95% of the initial waste.

The syngas generated in the primary gasification chamber is oxidized in a secondary combustion chamber to completely destroy remaining hydrocarbons. The hot flue gases are released with or without further treatment depending on the nature of the feedstock and the emission regulations at the site.

A basic sBOS™ unit goes through the following cycle during a 24 hour period:

With this sequence we believe it is possible to recover reasonable amount of thermal energy for only 6+ hours of operation in any 24 hour period. Full power recovery is unlikely to be economically justifiable but steam production for heating or laundry may be very attractive to a hospital or hotel.

By combining four BOS™ primary gasifier chambers it is possible to obtain continuous power output by staggering the operational sequence by six hours as shown below:

This is the basis of our Continuous Batch Oxidation System (cBOSTM ) technology.  The basic cBOSTM system has a nominal capacity of 60 Tonnes Per day and consists of four primary gasification chambers feeding one secondary oxidation chamber. For larger requirements the basic four-primary module can be replicated on the same site to produce a much larger plant, the ultimate size being limited only by the logistics of transporting and handling the waste. With its modular design, continuous power output and ability to meet current stringent emission standards, the cBOS™ is well suited to process Municipal Solid Waste (“MSW”) from residential communities of 20,000 to 100,000 in Europe or North America (larger in Africa, Asia & Latin America) or to tackle industrial waste piles of tires etc. At present we believe there is very little industrial scale gasification of biomass or MSW and we see this as a significant opportunity as we believe there are few systems, if any, which are as versatile as the BOS™ that meet or exceed both EU and EPA emission standards.

Continuous Oxidation Reactor (COR™)

We believe the COR™ is a low-cost gasification and oxidation system in which both processes are carried out in the same vertical chamber. Like the BOS™, the COR™ gasifies at low temperature and then oxidizes at high temperature thus giving extremely clean emissions. It has a mechanical feed system and is optimized for large quantities of biomass or other consistent waste feedstock from 50 to 500 tons per day and is also modular. This system can be supplied with or without energy capture for the production of steam or electricity. Biomass feedstocks include wood chips from forestry operations; construction leftovers such as sawdust and wood debris; agricultural residues like corn stalks, rice and wheat straw as well as much of the content of MSW (if properly pre-treated).

We believe the advantages of the COR™ are:

•                  Low capital costs as a result of simple modular construction

•                  Scalability

•                  Short lead time and rapid deployment (basic system)

•                  Gasification and oxidation occur in the same vertical chamber, with the upper oxidation section reacting at high temperature to minimize emission issues

•                  Ease of repair and maintenance

The COR™ is a continuous feed gasifier (as opposed to batch operation) and this dictates that the feed material must be relatively consistent in chemistry and physical composition.  There are MSW and industrial waste streams that have such properties, particularly if some pretreatment such as sorting, densification or dewatering is done.  De-ashing is also carried out on a continuous basis as the tower does not cool down.

Market Size

We believe the municipal solid waste (MSW) market is the largest addressable market for our technologies. The following chart derived from the US Energy Information Agency shows the latent thermal energy in various components of MSW:

Renewable	Million BTU/ton
Textiles	13.8
Wood	10.0
Food	5.2
Yard trimmings	6.0
Newspaper	16.0
Corrugated Cardboard	16.5
Mixed paper	6.7
Leather	14.4

Non-Renewable	Million BTU/ton
Plastics
PET	20.5
HDPE	19.0
PVC	16.5
LDPE/LLDPE	24.1
PP	38.0
PS	35.6
Other	20.5
Rubber	26.9

The market potential we believe is therefore significant.  The chart opposite shows that the US alone generates in excess of 250 million tons of MSW per year. We believe that the percentage of this that is processed in a waste-to-energy faculty will increase with the availability of smaller scale processing technologies, such as our BOS™ and COR™.

Chart from US Environmental Protection Agency (http://www.epa.gov/epawaste/basic-solid.htm)

Based on the rates above, a single 60 TPD cBOSTM could potentially handle the waste generated by a town of 25,000 inhabitants and in the process produce approximately 2MW of electricity (depending on the actual composition of the MSW).

In addition to MSW, we intend to target construction and demolition waste (sometimes referred to as “debris”) which generally includes a mix of wood, cardboard, metal, plastics, asphalt, brick and concrete. According to Waste Management, Inc., a large waste processing company in the US, there is more than 130 million tons of this mixed waste stream generated each year in the US alone. Of this, they report that only one fifth is currently recycled. We believe our BOS™ can be used for handling this waste stream and recovering recyclable elements.

Target Markets and Customer Profile

Our target markets and potential customers for each product are tabulated below.

Competition

We will face extremely intense competition from known and unforeseen competitors in different industries.  Moreover, as we have limited assets, personnel and other related items, most, if not all, of our competitors will have more financial resources, experience and personnel.

We currently believe our primary competition comes from landfill and recycling facilities as well as suppliers of incineration equipment designed to handle MSW.  Because incinerators employ single-stage oxidation, carried out at much lower temperatures than used by our BOS™ technology, they face a greater challenge with emissions control and cleaning.  This raises the initial capital cost of the equipment.  Additionally, incineration systems are not usually suited to smaller applications.

We are aware of several gasification technologies that are potential competitors. There are also plasma technologies that are being marketed for MSW processing, including by AlterNRG a Canadian company formed to acquire and commercialize Westinghouse’s plasma technology which is an expensive process.

We believe the BOS™ has the following competitive advantages over these technologies - and other continuous systems that require pre-treatment of waste:

•                  Capital & Operating Costs.  In continuous processes, the waste needs to be sorted and shredded.  The sorting removes solid metals and pieces of unshreddable material such as bricks.  In the W2e™ BOS™ no shredding or sorting is needed as everything goes straight into the primary chamber.  This means the capital and operational costs of a BOS™ are both significantly lower for an equivalent size of plant.

•                  Complexity.  The mechanism for feeding continuous systems is automatic and mechanical thus adding considerable complexity than that of the BOS™ which is loaded through a simple hydraulically operated lid.

•                  Operational Flexibility.  The BOS™ normally runs with four primaries to each secondary.  During maintenance, however, it is possible to continue to run on three primaries while the fourth is being serviced.  Furthermore, our primaries cool off daily as part of their normal cycle, thus allowing minor maintenance to be carried out without any disruption to the normal operation.  In contrast, a traditionally designed continuous system has to be completely shut down and cooled off before any maintenance is done.

•                  Consistency of Feed.  Unlike the BOS™, other continuous systems require that the feedstock must be consistent in order for the mechanical handling to work effectively.

•                  Fly-ash and other Particulates.  The BOS™ has no turbulence in the primary chamber and thus creates almost no fly-ash or other particulates.  Additional filtering systems have to be used in continuous systems in order to cope with the particulates in the flue gas emissions.

In addition to AlterNRG, there are other emerging technologies such as waste2tricity but, to the best of our knowledge, these technologies are unproven with no commercial references. We believe that the “first mover” advantages of the fully permitted plant in Husavik, Iceland and proven technology in multi-applications gives Waste2Energy a head start over emerging competitors.

Government Regulation

We are subject to a number of foreign and domestic laws, regulations and guidelines, including laws and regulations relating to health and safety, the conduct of operations, the protection of the environment and the manufacture, management, transportation, storage and disposal of certain materials used in the Company’s operations. Management believes that the Company is in compliance with such laws, regulations and guidelines; however, changes to such laws, regulations and guidelines due to environmental changes, unforeseen environmental effects, general economic conditions and other matters beyond our control may cause adverse effects to our operations. We have invested financial and managerial resources to ensure compliance with applicable laws, regulations and guidelines and will continue to do so in the future. Although such expenditures have not, historically, been material to the Company, such laws regulations and guidelines are subject to change. Accordingly, it is impossible for the Company to predict the cost or impact of such laws, regulations or guidelines on its future operations. It is not expected that any changes to these laws, regulations or guidelines would affect our operations in a manner materially different than they would affect other gasification companies of a similar size.

We are subject to various environmental laws and regulations enacted in the jurisdictions in which we operate which govern the manufacture, importation, handling and disposal of certain materials used in our operations. We are in the process of establishing procedures to address compliance with current environmental laws and regulations and we monitor our practices concerning the handling of environmentally hazardous materials. However, there can be no assurance that our procedures will prevent environmental damage occurring from spills of materials handled by the Company or that such damage has not already occurred. On occasion, substantial liabilities to third parties may be incurred. We may have the benefit of insurance maintained by the Company or the operator;

however, the Company may become liable for damages against which it cannot adequately insure or against which it may elect not to insure because of high costs or other reasons.

Our customers are subject to similar environmental laws and regulations, as well as limits on emissions to the air and discharges into surface and sub-surface waters. While regulatory developments that may follow in subsequent years could have the effect of reducing industry activity, we cannot predict the nature of the restrictions that may be imposed. We may be required to increase operating expenses or capital expenditures in order to comply with any new restrictions or regulations.

Intellectual Property

Having completed the initial Patent Cooperation Treaty (PCT) filing process, we are now proceeding with national and/or regional filing of our patent applications.  We have patents pending on certain aspects of our Batch Oxidation System in North America, Europe, and key countries in Asia, Middle East, Africa and South America.  The Company intends to begin the process of filing for additional patents in the near future.

In addition to future engineering developments and patent filings, our intellectual property consists of trade secrets and know-how for the operation, management and control of gasification processes, especially related to unsorted municipal waste streams. This is further enhanced by the technical documentation and support necessary not only to operationalize these systems, but also to bring them successfully through the local and regional permitting processes and the appropriate regulatory oversight agencies. We are in an ongoing process of further codifying this knowledge base for the future benefit of licensees we are able to obtain, if any.

We also intend, subject to available funds among other factors, to pursue not only the development of additional IP but also its proactive acquisition when we identify opportunities to strengthen our proprietary position.

Employees

As of the date of the filing of this report, we have eleven (11) employees, all of whom are full-time, two (2) of which are executive officers. We consider our employee relations to be good.

Research and Development

For the period from April 1, 2008 to March 31, 2010, we expended no funds on research and development.

Item 1A.  RISK FACTORS

RISK FACTORS

The following risk factors could have a material adverse effect on our business, financial condition and results of operations.

We are not currently profitable and may never become profitable.

We have a history of losses (approximately $11,720,669 from continuing operations for the year ended March 31, 2010), have an aggregate accumulated deficit (approximately $30,428,744 through March 31, 2010), expect to incur additional substantial operating losses for the foreseeable future and we may never achieve or maintain profitability.  We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability.  We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock and investors would in all likelihood lose their entire investment.

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended March 31, 2010 included an explanatory paragraph that such financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 2 to the consolidated financial statements included with this Report, we have incurred a significant operating loss of $11,720,669 and used cash of $5,201,892 for continuing operations which resulted in an accumulated deficit of $30,428,744 and a working capital deficiency of $6,634,820 as of March 31, 2010. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 2 to the financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date we have had significant operating losses, an accumulated deficit and have had limited revenues and do not expect to be profitable for at least the foreseeable future, and cannot predict when we might become profitable, if ever.

As discussed elsewhere herein, we have been operating at a substantial operating loss each year since our inception, have a substantial accumulated deficit and we expect to continue to incur substantial losses for the foreseeable future.  In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business. As a result, we expect to continue to experience substantial negative cash flow for the foreseeable future and cannot predict when, or if, we might become profitable.  We will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate sufficient revenue to fund our operations or achieve profitability in the future. Even if we do achieve profitability, we may not be able to sustain profitability. If we are not able to generate revenues sufficient to fund our operations through product sales or if we are not able to raise sufficient funds through investments by third parties, it would result in our inability to continue as a going concern and, as a result, our investors would lose their entire investment.

We have a limited operating history upon which an evaluation of our prospects can be made. We may never achieve profitability.

We were organized on April 10, 2007 and have had only limited operations since our inception upon which to evaluate our business prospects. As a result, investors do not have access to the same type of information in assessing their proposed investment as would be available to purchasers in a company with a history of prior substantial operations. We face all the risks inherent in a new business, including the expenses, lack of adequate capital and other resources, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management’s potential underestimation of initial and ongoing costs. We also face the risk that we may not be able to effectively implement our business plan. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

We have incurred significant debt to finance our operations to date

As of July 1, 2010, we had total debt outstanding of $10,393,166.  Of this amount, $9,538,113 represents our 12% Senior Convertible Debentures which are due one year from date of issue, with the first amounts due for repayment on October 1, 2010.  The balance of the debt represents short term promissory notes, which are currently in default.  We have not received a formal notice of default from any of the noteholders.  We will need to obtain new contracts and generate revenue and cash flow from our operations and/or seek additional financing in order to meet our repayment obligations under these debt instruments.  If we are unable to raise additional capital or generate cash from operations, we may not be able to service the outstanding debt.  There can be no assurance that financing will be available in amounts or on terms commercially acceptable to us, if at all.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

We do not believe there are track records for companies pursuing our strategy, and there is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, we will fail to meet our objectives and not realize the revenues or profits from the business we pursue, which would cause the value of the Company to decrease, thereby potentially causing in all likelihood, our stockholders to lose their investment.

We may not be able to effectively control and manage our proposed growth business plan, which would negatively impact our operations.

If our business and markets grow and develop, of which there are no assurances, it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing expanding service offerings and in integrating any acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•      our ability to raise substantial additional capital to fund the implementation of our business plan;

•      our ability to execute our business strategy;

•      the ability of our products to achieve market acceptance;

•      our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;

•      our ability to attract and retain qualified personnel;

•      our ability to manage our third party relationships effectively;

•      our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve;

•      challenges and issues related to the proprietary technology of the Company;

•      delays in obtaining, or conditions imposed by, regulatory approvals;

•      breakdown or failure of equipment or processes; and

•      major incidents and/or catastrophic events such as fires, explosions, earthquakes or storms.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise, which could result in investors losing their entire investments.

Our business depends on the development of strong brands, and if we do not develop and enhance our brands, our ability to attract and retain customers may be impaired and our business and operating results may be harmed.

We believe that our “Batch Oxidation System™,” or “BOS™,” Standard BOSTM or sBOSTM “Continuous Batch Oxidation SystemTM “ or “cBOSTM “ and “Continuous Oxidation Reactor™,” or “COR™,” brands will be a critical part of our business. Developing and enhancing these brands may require us to make substantial investments with no assurance that these investments will be successful. If we fail to promote and develop our brands, or if we incur significant expenses (or significantly greater expenses than allocable) in this effort, our business, prospects, operating results and financial condition will be harmed. We anticipate that developing, maintaining and enhancing our brands will become increasingly important, difficult and expensive.

Our operations may be negatively affected by currency exchange rate fluctuations.

Our assets, earnings and cash flows are influenced by a wide variety of currencies due to the geographic diversity of the countries in which we currently operate or plan on operating in. Fluctuations in the exchange rates of those currencies, if we are able to commence operation in different countries, may have a significant impact on our financial results. Given the dominant role of the US currency in our affairs, the US dollar is the currency in which we present financial performance. It is also the natural currency for borrowing and holding surplus cash. We do not generally believe that active currency hedging provides long-term benefits to our shareholders. We may consider currency protection measures appropriate in specific commercial circumstances, subject to strict limits established by our Board. Therefore, in any particular year, currency fluctuations may have a significant and material adverse impact on our financial results.

Economic, political and other risks associated with international sales and operations could adversely affect our proposed business.

Because we currently intend to sell our products worldwide, our proposed business is subject to risks associated with doing business internationally. In addition, our employees, contract manufacturers, suppliers and job functions may be located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including, but not limited to:

•	interruption to transportation flows for delivery of parts to us and finished goods to our customers;
•	changes in foreign currency exchange rates;
•	changes in a specific country’s or region’s political, economic or other conditions;
•	trade protection measures and import or export licensing requirements;
•	negative consequences from changes in tax laws;
•	difficulty in staffing and managing widespread operations;
•	differing labor regulations;
•	differing protection of intellectual property;
•	unexpected changes in regulatory requirements; and
•	geopolitical turmoil, including terrorism and war.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.

Our intellectual property rights are important assets for us. We have patents pending on the control mechanisms and proprietary processes of our Batch Oxidation System™, or BOS™, continuous-batch process thermal gasification technology in Iceland and under the Patent Cooperation Treaty (which includes nearly all of the major industrialized countries). In addition, as a result of being “first-to-market” we have gained a significant amount of know-how and expertise related to the design and operation of these plants. Various events outside of our control pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We may be unable to protect our intellectual property from infringement by third parties.

Our business plan is significantly dependent upon exploiting our intellectual property. There can be no assurance that we will be able to control all of the rights for all of our intellectual property. We may not have the resources necessary to assert infringement claims against third parties who may infringe upon our intellectual property rights. Litigation can be costly and time consuming and divert the attention and resources of management and key personnel.

In providing our products we could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we do not prevail, could also cause us to pay substantial damages and prohibit us from selling our services.

Third parties may assert infringement or other intellectual property claims against us. We may have to pay substantial damages, if it is ultimately determined that our services infringe a third party’s proprietary rights. Even if claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from our other business concerns.

Changing laws, rules and regulations and legal uncertainties could increase the regulation of our business and therefore increase our operating costs.

We are subject to a number of foreign and domestic laws, rules, regulations and guidelines, including laws, rules, and regulations relating to health and safety, the conduct of operations, the protection of the environment and the manufacture, management, transportation, storage and disposal of certain materials used in the Company’s operations. Management believes that the Company is in compliance with such laws, regulations and guidelines; however, changes to such laws, regulations and guidelines due to environmental changes, unforeseen environmental effects, general economic conditions and other matters beyond our control may cause adverse effects to our operations. We have invested financial and managerial resources to ensure compliance with applicable laws, regulations and guidelines and will continue to do so in the future. Although such expenditures have not, historically, been material to the Company, such laws, regulations and guidelines are subject to change. Accordingly, it is impossible for the Company to predict the cost or impact of such laws, regulations or guidelines on its future operations. It is not expected that any changes to these laws, regulations or guidelines would affect our operations in a manner materially different than they would affect other gasification companies of a similar size.

We may become liable for damages for violations of environmental laws and regulations.

We are subject to various environmental laws and regulations enacted in the jurisdictions in which we operate which govern the manufacture, importation, handling and disposal of certain materials used in our operations. We are in the process of establishing procedures to address compliance with current environmental laws and regulations and we monitor our practices concerning the handling of environmentally hazardous materials. However, there can be no assurance that our procedures will prevent environmental damage occurring from spills of materials handled by the Company or that such damage has not already occurred. On occasion, substantial liabilities to third parties may be incurred. We may have the benefit of insurance maintained by the Company or the operator; however, the Company may become liable for damages against which it cannot adequately insure or against which it may elect not to insure because of high costs or other reasons.

Our customers are subject to similar environmental laws and regulations, as well as limits on emissions to the air and discharges into surface and sub-surface waters. While regulatory developments that may follow in subsequent years could have the effect of reducing industry activity, we cannot predict the nature of the restrictions that may be imposed. We may be required to increase operating expenses or capital expenditures in order to comply with any new restrictions or regulations.

We may become subject to liabilities relating to risks inherent in the gasification industry, for which we may not be adequately insured.

Our operations are subject to risks inherent in the gasification industry, such as equipment defects, malfunction, failures and natural disasters. These risks and hazards could expose the Company to substantial liability for personal injury, loss of life, business interruption, property damage or destruction, pollution and other environmental damages.

While we believe our insurance coverage addresses all material risks to which we are exposed and is adequate and customary in our current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which the Company is exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not incurred by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be materially adversely affected.

We may face intense competition and may not be able to successfully compete.

The Company currently has few competitors in the capacity range we target. However, there can be no assurance that such competitors will not substantially increase the resources devoted to the development and marketing of products and services that compete with those of the Company or that new or existing competitors will not enter the market in which the Company is active.

Our ability to compete and grow is dependent on access to adequate supplies of labor, equipment, parts and components.

Our ability to compete and grow will be dependent on our having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. Failure of suppliers to deliver such skilled labor, equipment, parts and components at a reasonable cost and in a timely manner would be detrimental to our ability to compete and grow. No assurances can be given we will be successful in maintaining our required supply of skilled labor, equipment and components. It is possible that the final costs of the major equipment contemplated by our capital expenditure program may be greater than the funds available to the Company, in which circumstances we may curtail, or extend the timeframes for completing, our capital expenditure plans. This could have a material adverse effect on our financial results.

The prices we will receive for our end products are uncertain.

The prices we receive for our end products will be dependent on demand for them, the computed internal rate of return of the project and supporting legislation. There is no proven market for gasification products, and there can be no assurance that the pricing of these products will be at levels anticipated by the Company. All such estimates for the pricing of our end products are currently uncertain.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Peter Bohan, President and Chief Executive Officer. There can be no assurance that we will be able to retain the services of such officers and employees.  Our failure to retain the services of our key personnel could have a material adverse effect on the Company.   In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel.  Our inability to attract and retain the necessary personnel could have a material adverse effect on the Company.  We have “key man” insurance on Mr. Bohan.

We have a limited customer base and the timing of expanding our customer base could result in a material impact on our financial condition and results of operations.

Our businesss operations to date have been largely dependent on generating revenues from one (1) customer, ASCOT Environmental Ltd.  Our contract with that customer is complete and we do not expect to generate any additional revenue related to the Dargavel Project with Ascot.  While we continue to discuss projects with a number of prospective customers, and have secured some small contracts related to perform initial engineering studies, there is no guarantee we will obtain new customers.

The Chairman of our Board of Directors (and sole board member) was a defendant in prior litigation alleging violation of the Federal Securities laws, which may prevent or make more difficult listing on a national exchange and/or NASDAQ.

Christopher d’Arnaud-Taylor, our Chairman, formerly served as a member of the Board of Directors and Chairman of Global Energy Holdings Corp (formerly Xethanol, Inc.), a publicly traded company.  In October 2006, Mr. d’Arnaud-Taylor was named with others as a defendant in a class action lawsuit alleging various violations of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.  The matter was subsequently settled and Mr. d’Arnaud-Taylor and the other defendants expressly denied liability.  Although settled without any admission of guilt, an application made by the Company to list its securities on a national stock exchange may be viewed unfavorably as a result of the prior legal action.  There can be no assurance that Mr. d’Arnaud-Taylor’s actions and/or involvement in the prior litigation will not negatively impact and/or prevent the Company’s ability to be listed on an exchange and/or NASDAQ, even if the Company were to meet such listing qualifications, which it will not for the foreseeable future.

Risks Related to the Common Stock

There is limited trading of our Common Stock.

Our Common Stock is currently traded on the Pink Sheets. However, to date there has been limited trading market for the Common Stock, and we cannot give an assurance that a trading market will develop. The lack of an active, or any, trading market will impair a stockholder’s ability to sell his shares at the time he wishes to sell them or at a price that he considers reasonable.  An inactive market will also impair our ability to raise capital by selling shares of capital stock and will impair our ability to acquire other companies or assets by using common stock as consideration.

Stockholders may have difficulty trading and obtaining quotations for our common stock.

Our Common Stock does not trade, and the bid and asked prices for our Common Stock on the Pink Sheets may fluctuate widely in the future. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of our Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital.

The market price of our Common Stock is likely to be highly volatile and subject to wide fluctuations.

Dramatic fluctuations in the price of our Common Stock may make it difficult to sell our Common Stock. The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•      dilution caused by our issuance of additional shares of common stock and other forms of equity securities, in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•      variations in our quarterly operating results;

•      announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;

•      the general economic slowdown;

•      sales of large blocks of our common stock;

•      announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•      fluctuations in stock market prices and volumes.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and/or our results of operations and financial condition.

The ownership of our Common Stock is highly concentrated in our officers and directors.

Based on the 50,702,742 shares of Common Stock outstanding as of June 21, 2010, our executive officers and directors beneficially own approximately 24% of our outstanding Common Stock. As a result, they have the ability to exercise control over our business by, among other items, their voting power with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing, among other items, a change in control of the Company.

Our issuance of Common Stock upon exercise of outstanding warrants may depress the price of the Common Stock and make it more difficult to raise additional financing.

As of July 1, 2010, we have 50,702,742 shares of Common Stock outstanding and warrants to purchase an additional 34,566,444 shares of Common Stock outstanding which are exercisable at prices ranging from $.25 to $1.25 per share.   Included in the total are 2,411,261 warrants with an exercise of $.01 per share the Company is obligated to issue to a placement agent.  The issuance of shares of Common Stock upon exercise of outstanding warrants (including the Warrants) and options could result in substantial dilution to our stockholders, which may have a negative effect on the price of our Common Stock and make it more difficult to raise additional financing.

Over 21,000,000 shares of our outstanding Common Stock were purchased by our founders at a price of $.01 per share.

At the time we were formed, we issued an aggregate of 21,112,500 shares of Common Stock at a price of $.01 per share to 31 individuals and entities including 6,000,000 shares to our current officers and directors.  In addition, pursuant to a Private Placement Memorandum dated August 15, 2007, we issued 11,867,080 shares to 123 accredited investors at a price of $.50 per share.  In connection with such sale, we also issued the placement agent 1,500,000 shares and a six-year warrant to purchase 1,000,000 additional shares at an exercise price of $0.50 per share.  The low purchase price for such shares may make it more likely that the shares will be sold at lower trading prices. The sale of such shares into the market could have a depressive effect on the trading price of our Common Stock, if then traded.

The Common Stock will be subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell the Common Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The regulations applicable to penny stocks may severely affect the market liquidity for the Common Stock and could limit an investor’s ability to sell the Common Stock in the secondary market.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to the Company.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

The Company has not paid dividends in the past and does not expect to pay dividends for the foreseeable future.  Any return on investment may be limited to the value of the Common Stock.

No cash dividends have been paid on the Common Stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Common Stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

Item 1B:  UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2:  PROPERTIES

We lease approximately 1,450 square feet of office space in Greenville, South Carolina which serves as the Company’s corporate headquarters on a month to month basis The Company has entered into a new lease in South Carolina which will become effective upon completion of the buildout of the office space The new space will be approximately 3,500 square feet and the lease will be for a term of five years from commencement.  We also lease approximately 1,340 square feet of office space in Dumfries Scotland which serves as the base of our engineering and technical operations.

Item 3:  LEGAL PROCEEDINGS

For information regarding legal proceedings, see Item 8. Financial Statements And Supplementary Data — Note 10. Commitments and Contingencies, which information is incorporated herein by reference.

Item 4:   (REMOVED AND RESERVED)

PART II

Item 5:  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is eligible for quotation on the Pink Sheets under the symbol WTEZ.PK.  There is very little trading in our stock and there is no established public trading market for our common stock.  The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.  As of June 21, 2010 there were approximately 244 holders of record of the Common Stock.

The following table sets forth the closing bid and ask stock prices of our common stock since July 29, 2009, when the shares became eligible for quotation on the OTC:BB and subsequently on the Pink Sheets.

	Year Ended March 31, 2010		Year Ended March 31, 2009
	High	Low	High	Low

First Quarter	N/A	N/A	N/A	N/A
Second Quarter	$1.21	$1.01	N/A	N/A
Third Quarter	$1.06	$0.65	N/A	N/A
Fourth Quarter	$7.50	$0.13	N/A	N/A

NOTE:  The table above reflects trading from July 29, 2009 through March 31, 2010 under the ticker symbol WTEZ.   Prior to July 29, 2009, there was no active trading market under the Company’s previous ticker symbol MVMH.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted any equity compensation plan as of March 31, 2010.

Unregistered Sales of Equity Securities.

Not applicable.

Item 6:  SELECTED FINANCIAL DATA

Not Applicable.

Item 7.                                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Associated Risks

Some of the statements contained in this Form 10-K that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•                                          Our ability to attract and retain management;

•                                          Our ability to raise capital when needed and on acceptable terms and conditions;

•                                          The intensity of competition; and

•                                          General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

Major Contract to Date

To date our primary project has been the DARGAVEL, project, which consists of a 120 ton-per-day cBOS™ system with power recovery.  Equipment for the DARGAVEL project was being manufactured at our technology center and manufacturing plant in Keflavik, Iceland.  In September, 2008, Iceland was the first country to collapse under the stresses of the emerging global economic downturn.  Operating conditions in Iceland became impossible.  To protect its currency, the Government of Iceland suspended foreign exchange transactions such that there was no money coming in or leaving the country.

This financial freeze in Iceland had a serious impact on our subsidiary EnerWaste Europe, Ltd. (“EWE”) because it was unable to pay its sub-contractors in the UK.  This, in turn, had a negative impact on the DARGAVEL project to the extent that EWE was unable to complete the project.  Then, in October 2008, Icelandic banks, including Glitner Bank, the lender to EWE, were nationalized and placed in receivership and the Icelandic banking system collapsed.  By that time however, most of the plant and equipment for DARGAVEL that EWE had manufactured in Iceland had been shipped to Scotland for installation and commissioning.  The supply contract for the DARGAVEL project between EWE and our customer was terminated and, on November 10, 2008 a new agreement was entered into between a Waste2Energy subsidiary in the United Kingdom and our customer for completion of the cBOS™ installation at DARGAVEL.  The DARGAVEL project was substantially complete by the end of our fiscal year ended March 31, 2010.  The Company expects official takeover to occur of the operating site by early in the second fiscal quarter of our fiscal year ended March 31, 2011.

EWE was placed in involuntary receivership in February 2009.  On February 23, 2010, the insolvency proceedings were concluded by the Administrator.  The Company has been dissolved and the Company has no further interests in or obligations with respect to EWE.

Going Concern

The Company’s consolidated financial statements for the year ended March 31, 2010 have been prepared assuming that it will continue as a going concern.  To date the Company has generated limited revenues, has substantial operating losses and an accumulated deficit since its inception in April 2007.  The Company incurred a net loss from continuing operations of $11,720,669 and used $5,201,892 of cash in continuing operations for the year ended March 31, 2010.  At March 31, 2010, the Company had a working capital deficit of $6,634,820, limited financial resources available to pay ongoing financial obligations as they became due and a $30,428,744 accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities should the Company be unable to continue as a going concern.

The Company has principally financed its operations for the year ended March 31, 2010 using proceeds from short term borrowings primarily from the sale of its 12% Senior Convertible Debentures in a series of private placement transactions (see Note 8 to the Consolidated Financial Statements).

Management believes the Company’s ability to continue operations is dependent on its ability to continue to raise capital.  At the present time, we have no commitments for any additional financing.  If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its operations, suspending the pursuit of its business plan, and controlling overhead expenses.  The Company cannot provide any assurance that it will raise additional capital as necessary nor can it provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

On January 22, 2010, the Company received notice from The Financial Industry Regulatory Authority (FINRA) that shares of the Company’s common stock were no longer eligible for trading on the OTC Bulletin Board (“OTCBB”), as a result of the Company’s delayed filing of its’ Form 10Q for the quarter ended June 30, 2009.  The Company’s common stock is currently traded on the OTC “Pink Sheets”.

A market maker has filed a Form 15C2-11 with FINRA in order to enable the Company’s common stock to again be quoted on the OTCBB, although there can be no assurance that this will occur.  Management believes that the ability to raise additional capital could be negatively impacted as a result of its securities not being traded on an active trading market.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 3 to the Consolidated Financial Statements; we believe that all of these involve the application of significant judgment and discretion by management and are therefore “critical” accounting policies.  Several accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and outside sources and various other assumptions that we believe to be reasonable under the circumstances.

Results of Operations

For the Year Ended March 31, 2010 compared to the Year Ended March 31, 2009

The Company currently receives revenue from three principal sources: 1) revenue associated with the completion of preliminary engineering design study (PEDS) for prospective customers who are evaluating a larger project; 2) revenue associated with much larger projects such as the DARGAVEL project; and 3) revenue from the sale of smaller pieces of equipment.   Contract revenue was $1,250,168 and $3,956,300 for the years ended March 31, 2010 and 2009, respectively, a decrease of $2,706,132 or approximately 68%.  The decrease in revenue was due primarily to the fact that a substantial amount of the work under the DARGAVEL contract, determined using the percentage of completion method, was completed in the prior fiscal year, resulting in a higher revenue recognition in that period.  Due to cost overruns on the project by both the Company and the customer, it was determined in the fourth quarter of our current fiscal year that no further amounts would be collectible under the contract from our customer, resulting in the company not recognizing any additional revenue under the contract subsequent to that determination.

Cost of revenues totaled $1,910,727 in the year ended March 31, 2010, compared to $6,890,224 in the prior year period, a decrease of $4,979,497, or 72%.  Of these amounts, contract costs totaled $1,848,964 and $5,938,423 for the years ended March 31, 2010 and 2009, respectively, a decrease of $4,089,459 or approximately 69%.  Contract costs include all costs incurred to date as well as estimated future costs on the contract,  as provisions for anticipated losses are made in the period in which they become determinable for contracts accounted for under the percentage of completion method.  As described above, the activity associated with the DARGAVEL project was significantly greater in the prior fiscal year and as such the costs were much higher in that period.  The Company had a realized gross loss of $660,559 in the current year compared to a loss of $2,933,924 in the prior year, the majority of which related to the DARGAVEL contract.  Additionally, the prior year included a loss of $835,079 on the cancellation of the contract which EWE had with our customer.  This contract was terminated as a result of the economic collapse of the Icelandic economy.  Upon cancellation, another subsidiary, Waste2Energy (Isle of Man) entered into a new agreement with the customer.

Selling, general and administrative expenses for the year ended March 31, 2010 were $7,277,703 compared to $8,010,730 for the year ended March 31, 2009, a decrease of $733,027 or approximately 9%.  This decrease is primarily due to decreased compensation expense of approximately $1,679,000, decreased consulting fees of approximately $879,000, the amortization of intangibles associated with EWE of approximately $417,000 during the prior year and other net decreases of approximately $6,000.  Such decreases were partially offset by increased legal and accounting fees of approximately $1,083,000, increased outside services, primarily contract employees, of approximately $299,000, increased corporate insurance expense of approximately $136,000, increased franchise taxes of approximately $113,000, increased rent of approximately $73,000 and the recording of an allowance for uncollectible amounts due under a contract of approximately $544,000 during the current year.  Stock based compensation expense included in consulting fees and compensation expense was approximately $86,000 and $330,000, respectively, for the year ended March 31, 2010, and $3,500,000 and $1,302,000, respectively, for the year ended March 31, 2009.

In January 2009 the Company determined that the value of its Technology and Goodwill assets associated with the acquisition of EWE (which no longer is an active operating entity) were fully impaired, and the value of these assets were written off during the year ended March 31, 2009.  The value of Technology written off totaled

$10,538,029 and the value of Goodwill written off totaled $496,594.

Operating Loss for the year ended March 31, 2010 was $7,938,262 compared to Operating Loss of $21,979,277 for the year ended March 31, 2009.  The decrease in the Operating Loss is the result of the factors discussed above.

Other Income (Expense), Net for the year ended March 31, 2010 was $(3,782,407) and for the year ended March 31, 2009 was $670,520, for a net change of $(4,452,927).  This change is comprised of the following increases: (1) increase in Interest expense of approximately $6,688,000, primarily due to the issuance of the 12% Senior Convertible Debentures during the current year.  Interest expense includes interest, amortization of deferred financing costs, amortization of discount and the issuance of warrants to the Placement Agent related to the 12% Senior Convertible Debentures.; (2) the inclusion in the prior year of Gain on net liabilities included in bankruptcy of EWE of approximately $2,987,000; (3) an increase in the year over year Loss on deemed extinguishment of debt of approximately $650,000; (4) current year Loss on extinguishment of debt of approximately $188,000; and (5) Other income (expense) of approximately $11,000 in the prior year.  Such increases were partially offset by the following decreases: (1) current year non-cash Gain on change in fair value of derivative liability, associated with the 12% Convertible Debentures, of approximately $3,469,000; (2) current year Gain on legal settlement of approximately $1,511,000 related to the reduction of a previously recorded liability associated with a legal settlement with the former owner of Enerwaste International; (3) change in Foreign currency exchange (loss) gain of approximately $584,000; and (4) prior year Loss on equity method investment of approximately $507,000.

We had no income tax for the year ended March 31, 2010 compared to $3,868,222 for the year ended March 31, 2009.  Deferred tax assets related to net losses incurred in the current year have been fully reserved against as the Company does not have a sufficient history of income to conclude that it is more likely than not that these tax benefits will be realized to offset future income.  The prior year benefit was a result of the write off of the deferred tax liabilities that were generated in the purchase accounting of EWE and to the related intangibles which have been determined to be impaired.

Income (Loss) From Discontinued Operations was $24,274 for the year ended March 31, 2010 compared to ($233,613) for the year ended March 31, 2009.

Net Loss for the year ended March 31, 2010 was $11,696,395 compared to $17,674,148 for the year ended March 31, 2009.  The decrease in the Net Loss is the result of the factors discussed above.

Liquidity and Capital Resources

We have incurred operating losses since inception.  As of March 31, 2010, we had $138,945 in cash compared to $27,360 in cash at March 31, 2009.  As of March 31, 2010, we had a working capital deficiency of $6,634,820 compared to a deficiency of $6,308,582 at March 31, 2009.  Net cash used in operating activities for the twelve months ended March 31, 2010 was $5,201,892, compared with net cash used of $941,832 for the prior period.  Net cash used in operating activities was comprised of loss from continuing operations adjusted for non-cash items of $(6,928,092) and $(5,050,737) for the twelve months ended March 31, 2010 and 2009, respectively, and changes in assets and liabilities of $1,726,200 and $4,108,905 for the twelve months ended March 31, 2010 and 2009, respectively.

Net cash used in investing activities for the twelve months ended March 31, 2010 was $134,319, compared to net cash provided by investing activities in the prior period of $718.  Net cash provided by financing activities for the twelve months ended March 31, 2010 was $5,490,264, compared to net cash provided by financing activities in the prior period of $831,192.

The Company has financed its operations to date principally through the sale of securities in private placement transactions and through the issuance of short term debt.  As of March 31, 2010, the Company has total current notes payable of $8,158,900 outstanding, including $7,133,847 of its 12% Senior Convertible Debentures and $1,025,053 of other short-term debt.  Of the short-term debt, $120,000 has subsequently been paid off as of the date of this filing, $50,000 was converted into a 12% Senior Convertible Debenture, and the balance of $729,000 is currently in default.  The 12% Senior Convertible Debentures mature on various dates in 2010 and 2011, with the first maturity scheduled for October 1, 2010.

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

Our significant financing and investing activities for the periods consisted of the following:

On November 7, 2007, the Company purchased 95% of EWI for an aggregate purchase price of $5,000,000. The purchase price was comprised of $2,750,000 of cash and $2,250,000 in the form of a promissory note.  EWI owns a 50% interest in EWE.  On June 25, 2008, the Company acquired the remaining 50% of EWE in exchange for 6,000,000 shares of common stock and a note payable in the amount of $324,068.

In June 2008, the Company completed a private placement whereby 12,002,040 shares of Common Stock were issued for aggregate gross proceeds of $6,000,000 (net proceeds of $5,039,594).

During the period from September 2008 through December 2008, the Company issued an aggregate of $375,000 of notes payable for which the proceeds were used to fund operations and working capital.

In January 2009, in connection with a private placement, the Company issued $500,000 of promissory notes and 100,000 shares of Common Stock for aggregate gross proceeds of $500,000.

In connection with the May Private Placement in conjunction with the reverse merger, the Company sold to accredited investors 600,250 Units at $2.00 per Unit, each Unit consisting of three shares of Common Stock and a three-year warrant to purchase three additional shares of Common Stock at an exercise price of $1.25 per share.  The Company received gross proceeds of approximately $1.2 million from the sale of the Units.  A broker-dealer acted as the exclusive placement agent for the Private Placement.  We received net proceeds of approximately $869,000 after deducting commissions and expenses of the Private Placement.  In September 2009, the Private Placement offering was terminated.

In March 2009, the Company issued a convertible note in the amount of $100,000.  The note bore interest at a rate of 10% per annum and the proceeds were used to fund operations and for working capital.

In April 2009, the Company entered into a promissory note for $265,000 with a vendor for previously provided services that had been included in accounts payable and accrued expenses.  Also, in July 2009, the Company entered into a second promissory note with the same vendor for $119,384 for previously provided services.

In April 2009, the Company issued convertible notes in the amount of $300,000.  The notes bears interest at a rate of 10% per annum and the proceeds were used to fund operations and for working capital.

In June 2009, the Company issued notes in the aggregate amount of $804,000.  The notes bore interest at a rate of 10% per annum and the proceeds were used to fund operations and for working capital.

In July 2009, the Company issued a note payable in the aggregate amount of $125,000.  The notes bears interest at a rate of 10% per annum and the proceeds were used to fund operations and for working capital.

In August 2009, the Company issued notes in the aggregate amount of $1,571,000.  The notes bear interest at a rate of 10% per annum and the proceeds were used to fund operations and for working capital.

During the year ended March 31, 2010, the Company issued 12% Senior Convertible Debentures in the aggregate amount of $7,133,847 in a private placement.  The notes bear interest at a rate of 12% per annum and are due one year from date of issue.  Approximately $856,000 was placed into an escrow account at closing which represents the 12% interest to be paid on the notes.  During the year ended March 31, 2010, an investor agreed to release $240,000 of interest from escrow relating to that investor’s note payable; such funds were utilized by the Company for general operating purposes.

Stock De-Listing

On January 22, 2010, the Company received notice from FINRA that shares of the Company’s common stock were no longer eligible for trading on the OTC Bulletin Board (“OTCBB”), as a result of the Company’s delayed filing of its’ Form 10-Q for the quarter ended June 30, 2009.  The Company’s common stock is currently traded on the OTC “Pink Sheets”.  The removal of the Company’s common stock from the OTCBB resulted in the Company being in Default on its 12% Senior Convertible Debentures, as the Company’s common stock is not currently eligible for quotation on a Trading Market (as defined in the Debenture Agreement).

Management believes that its ability to raise additional capital could be negatively impacted as a result of its securities not being available to trade on an active trading market.

By Action by Written Consent dated February 8, 2010,  the Company’s Board of Directors resolved that the Company would seek waivers of the Event of Default on the 12% Senior Convertible Debentures, in exchange for offering the Debenture Holders the following: (1) The Conversion Price of the Debentures to be reduced to $0.50 (from $1.00); (2) The Exercise Price of the Warrants to be reduced to $1.00 per share (from $2.00); and (3) The references in Section 1(d), Call Provision, of the Warrants, to $2.50 to be revised to $1.25.  All of the then Debenture Holders, representing outstanding 12% Senior Convertible Debentures in the aggregate amount of $6,348,547, agreed to these terms, and waived the Event of Default, by execution of a waiver letter dated February 8, 2010.  In addition, on February 8, 2010 the Company’s Board of Directors approved revised agreements, reflecting these revised terms, to be used for 12% Senior Convertible Debentures issued subsequent to February 8, 2010, of which an aggregate of $785,300 were issued during March 2010.

As a result of the waiver of the Event of Default by the note holders, the conversion price on the aggregate of $6,348,547 of notes was reduced from $1.00 to $0.50 and the warrant exercise price on the aggregate related 6,348,547 warrants was reduced from $2.00 to $1.00.

A market maker has filed a Form 15C2-11 with FINRA in order to enable the Company’s common stock to again be quoted on the OTCBB, although there can be no assurance that this will occur.

Management anticipates new order intake in the second and third quarters of fiscal year 2010, which will start to provide funding for operational expenses on an on-going basis.

Management expects that it may also obtain cash related to certain strategic partnership/supplier agreements and licensing agreements with distributors.

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

Our material capital expenditure requirements for the remaining period of the year ending March 31, 2011 will be approximately $200,000 to procure office equipment, furniture and IT equipment.

We anticipate that our long-term operational expenses will be approximately $400,000 to $600,000 per month, consisting primarily of SG&A expenses.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 3 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

MARCH 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of

Waste2Energy Holdings, Inc

We have audited the accompanying consolidated balance sheets of Waste2Energy Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit) equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waste2Energy Holdings, Inc and its Subsidiaries as of March 31, 2010, and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has incurred a significant operating loss of $11,720,669 and used cash of $5,201,892 for continuing operations which resulted in an accumulated deficit of $30,428,744 and a working capital deficiency of $6,634,820 as of March 31, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, New York
July 12, 2010

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$138,945	$27,360
Contracts Receivable	—	53,250
Unbilled amounts due on uncompleted contracts	—	118,123
Deferred job costs	396,692	—
Deferred financing costs	2,486,382	107,300
VAT recoverable	109,818	—
Other current assets	136,396	60,135
Current assets from discontinued operations	22	1,413
Total current assets	3,268,255	367,581
Property and equipment, net	30,478	—
Intangibles, net	91,459	—
Cash-restricted in escrow	285,946	—
Security deposits	3,489	2,971
TOTAL ASSETS	$3,679,627	$370,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable, net	$2,770,448	$2,279,828
Accounts payable	1,332,040	659,156
Accrued expenses	1,030,559	2,948,931
Deferred revenue	511,250	41,250
VAT payable	—	8,354
Due to related parties	808,808	388,368
Other current liabilities	115,000	53,005
Derivative liabilities	3,084,077	—
Current liabilities from discontinued operations	250,893	297,271
Total current liabilities	9,903,075	6,676,163
TOTAL LIABILITIES	9,903,075	6,676,163

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, $0.0001 par value, 200,000,000 shares authorized, 50,544,893 and 41,152,100 shares issued and outstanding at March 31, 2010 and March 31, 2009, respectively	5,055	4,115
Additional paid in capital	24,145,924	12,514,724
Foreign currency translation adjustment	54,317	(92,101)
Accumulated deficit	(30,428,744)	(18,732,349)
TOTAL STOCKHOLDERS’ DEFICIT	(6,223,448)	(6,305,611)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,679,627	$370,552

The accompanying notes are an integral part of these consolidated financial statements.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	March 31,
	2010	2009

Contract Revenues	$1,250,168	$3,956,300
Cost of Revenues
Contract costs	1,848,964	5,938,423
Loss on cancellation of contract	—	835,079
Provision for loss on contract in progress	61,763	116,722
TOTAL COST OF REVENUES	1,910,727	6,890,224
GROSS LOSS	(660,559)	(2,933,924)
OPERATING EXPENSES
Selling, general and administrative	7,277,703	8,010,730
Impairment of technology	—	10,538,029
Impairment of goodwill	—	496,594
TOTAL OPERATING EXPENSES	7,277,703	19,045,353
OPERATING LOSS	(7,938,262)	(21,979,277)
OTHER INCOME (EXPENSE):
Interest expense	(7,872,010)	(1,183,589)
Loss on deemed extinguishment of debt	(701,164)	(50,918)
Loss on settlement of debt	(187,654)	—
Gain on change in fair value of derivative liability	3,469,225	—
Foreign currency exchange loss	(1,799)	(586,156)
Loss on equity method investment	—	(506,757)
Gain on net liabilities included in bankruptcy of EnerWaste Europe, Ltd.	—	2,986,840
Gain on legal settlement	1,510,995	—
Other income (expense)	—	11,100
TOTAL OTHER INCOME (EXPENSE), NET	(3,782,407)	670,520
Loss from continuing operations before income tax benefit	(11,720,669)	(21,308,757)
Income tax benefit	—	3,868,222
LOSS FROM CONTINUING OPERATIONS	(11,720,669)	(17,440,535)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	24,274	(233,613)
NET LOSS	(11,696,395)	(17,674,148)
Foreign currency translation adjustment	146,418	(92,101)
COMPREHENSIVE LOSS	$(11,549,977)	$(17,766,249)

Weighted Average Common Shares Outstanding:
Basic	49,901,527	38,322,993
Diluted	49,901,527	38,322,993
LOSS PER COMMON SHARE (Basic and Diluted):
Continuing operations	$(0.23)	$(0.46)
Discontinued operations	—	—
NET LOSS PER COMMON SHARE	$(0.23)	$(0.46)

The accompanying notes are an integral part of these consolidated financial statements.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

						Total
				Accumulated		Stockholders’
	Common Stock		Additional	Other Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Paid in Capital	Income (Loss)	Deficit	Equity
Balance at April 1, 2008	$32,977,020	3,299	5,523,857	$(1,595)	$(1,058,201)	$4,467,360

Issuance of common stock in connection with private placement, net of offering costs of $10,146, at $0.50 per share	135,020	14	56,350	—	—	56,364

Issuance of common stock in connection with acquisition of EnerWaste Europe, Ltd.	6,000,000	600	2,999,400	—	—	3,000,000

Issuance of common stock in connection with consulting agreements	752,560	75	373,675	—	—	373,750

Issuance of common stock in connection with notes payable	250,000	25	62,475	—	—	62,500

Issuance of common stock in connection with satisfaction of note payable	200,000	20	99,980	—	—	100,000

Issuance of common stock in connection with modifications of notes payable	175,000	17	78,733	—	—	78,750

Issuance of common stock in connection with December 2008 private placement	662,500	65	294,344	—	—	294,409

Value of warrants issued in connection with notes payable	—	—	84,420	—	—	84,420

Consulting expense recorded in connection with warrants issued	—	—	997,038	—	—	997,038

Warrants issued in connection with compensation expense	—	—	1,301,720	—	—	1,301,720

Forgiveness of promissory note payable, related party	—	—	642,732	—	—	642,732

Foreign currency translation adjustment	—	—	—	(90,506)	—	(90,506)

Net loss	—	—	—	—	(17,674,148)	(17,674,148)

Balance at March 31, 2009	$41,152,100	$4,115	$12,514,724	$(92,101)	$(18,732,349)	$(6,305,611)

Issuance of common stock in connection with notes payable	3,150,000	315	1,412,721	—	—	1,413,036

Issuance of common stock in connection with consulting agreements	1,500,000	150	744,850	—	—	745,000

Issuance of common stock in connection with modifications of notes payable	1,425,000	143	641,107	—	—	641,250

Issuance of common stock and warrants in connection with May 2009 private placement, net of fees of $301,254	1,800,750	180	899,030	—	—	899,210

Cancellation and return of common stock	(2,450,000)	(245)	(22,758)	—	—	(23,003)

Common stock outstanding from share exchange transaction transaction in connection with acquisition of public shell	1,000,000	100	(100)			—

Common stock issued in connection with acquisition of public shell, including costs of $210,000	500,000	50	(210,050)	—	—	(210,000)

Issuance of common stock in connection with settlement of accounts payable	42,000	4	44,516	—	—	44,520

Warrants issued in connection with consulting expense	—	—	787,569	—	—	787,569

Warrants issued in connection with compensation expense	—	—	1,741,059	—	—	1,741,059

Warrants issued in connection with notes payable	—	—	2,690,431	—	—	2,690,431

Warrants issued in connection with modification of notes payable	—	—	109,606	—	—	109,606

Issuance of common stock in connection with exercise of cashless option on warrants issued	2,164,726	217	(217)	—	—	—

Common stock and warrants issued with debt settlement	260,317	26	317,787	—	—	317,813

Modification of warrant exercise price due to waiver issued by lenders on 12 % debentures	—	—	825,311	—	—	825,311

Warrants due to placement agent in connection with 12% debenture raise	—	—	1,650,338	—	—	1,650,338

Foreign currency translation adjustment	—	—	—	146,418	—	146,418

Net loss	—	—	—	—	(11,696,395)	(11,696,395)

Balance at March 31, 2010	$50,544,893	$5,055	$24,145,924	$54,317	$(30,428,744)	$(6,223,448)

The accompanying notes are an integral part of these consolidated financial statements.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31, 2010	March 31, 2009
Operating activities:
Loss from continuing operations	$(11,720,669)	$(17,440,535)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Foreign currency exchange losses	1,799	586,156
Equity in loss on investment in EnerWaste Europe, Ltd	—	506,757
Gain on net liabilties included in bankruptcy of Enerwaste Europe, Ltd	—	(2,986,840)
Depreciation and amortization	6,039	500,234
Loss on cancellation of contract	—	835,079
Provision for loss on contract in progress	77,540	116,722
Impairment of technology	—	10,538,029
Impairment of goodwill	—	496,594
Provision for doubtful collections on unbilled contracts	543,884	—
Amortization of discount on notes payable	4,716,809	186,934
Amortization of deferred financing costs	1,983,726	259,337
Loss on deemed extinguishment of debt	701,164	50,918
Loss on settlement of debt	187,654	—
Additional interest expense in connection with excess value of derivative over notes payable	552,781	—
Change in fair value of derivative liability	(3,469,191)	—
Warrants issued for consulting services	86,028	1,698,580
Warrants issued for compensation	329,640	2,713,048
Common stock issued for consulting services	745,000	373,750
Deferred taxes	—	(3,876,530)
Accrued and unpaid interest expense	(159,301)	391,030
Gain on legal settlement	(1,510,995)	—
Changes in assets and liabilities:
Due from escrow agent	—	373,582
Contracts Receivable	53,250	(53,250)
Costs and estimated earnings in excess of billings on uncompleted contracts	(412,566)	640,765
Deferred job costs	(397,020)	—
Other assets	(81,303)	(33,916)
Accounts payable	1,299,803	1,607,192
Accrued expenses	423,312	1,590,097
Deferred revenue	471,763	41,250
VAT payable/recoverable	(125,705)	87,311
Due to related parties	379,666	192,374
Other current liabilities	115,000	(336,500)
Net cash used in operating activities	(5,201,892)	(941,832)
Investing activities:
Purchase of equipment	(37,451)	—
Cost of applying for patents	(96,868)	—
Cash acquired in acquisition	—	718
Net cash (used in) provided by investing activities	(134,319)	718
Financing activities:
Proceeds from notes payable, net of financing costs	8,135,380	889,320
Principal payments on notes payable	(3,028,330)	(114,492)
Consideration for cancellation and return of common stock	(20,000)	—
Issuance of common stock in private placement	899,210	56,364
Increase in restricted cash held for note payable interest payments	(285,946)	—
Other financing costs	(210,050)	—
Net cash provided by financing activities	5,490,264	831,192
Discontinued operations:
Operating cash flows	(20,726)	(169,606)
Net cash (used in) discontinued operations	(20,726)	(169,606)
Effect of exchange rate changes on cash	(21,742)	(416,767)
Net increase (decrease) in cash	111,585	(696,295)
Cash — beginning	27,360	723,655
CASH — Ending	$138,945	$27,360

The accompanying notes are an integral part of these consolidated financial statements.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 1.                THE COMPANY

The terms “we,” “ours,” “us,” and “Company” refer to Waste2Energy Holdings, Inc. and its subsidiaries.

Organization

We are a “cleantech” technology company. We target waste to energy technologies that generate “green power” converting waste streams, traditionally destined for landfill, into clean, renewable energy.  The Company seeks small footprint, simple, cost effective technologies that are scalable, modular, environmentally friendly and robust enough to operate in harsh and remote environments.  The Company is forging strategic alliances for the regional fabrication and manufacturing of its BOSTM systems, specialized heat recovery steam generation, control housing panels, green power electricity production and the development of sales and distribution channels.

Waste2Energy, Inc. (“W2E”) was incorporated in the State of Delaware on April 10, 2007.  On July 10, 2007, W2E entered into a purchase agreement with EnerWaste International Corp. (“EWI”) to acquire 95% of the issued and outstanding common stock of EWI. On the effective date of the acquisition (November 7, 2007), the Company discontinued the operations of EWI (see Note 5).  EWI owned a 50% interest in EnerWaste Europe Ltd. (“EWE”) and W2E purchased the remaining 50% interest on June 25, 2008, through a newly formed, wholly-owned subsidiary, EnerWaste, Inc. (“EW”), which was incorporated in the State of Delaware on April 11, 2008. EWE was located in Iceland.  In October 2008, due to the economic crisis that occurred in Iceland, in particular the banking sector, EWE ceased operations in Iceland.  Further, in February 2009, (and as more fully described in Note 6) a creditor of EWE commenced bankruptcy proceedings against EWE and EWE was declared bankrupt and an Administrator was appointed for the estate of EWE.  As of February 23, 2010, the bankruptcy proceedings were completed.  This subsidiary no longer is in existence and the Company has no further rights or obligations to the assets and liabilities of EWE.

W2E formed a wholly-owned subsidiary, Waste2Energy Group Holdings PLC (“W2E Group Holdings”), which was incorporated in the Isle of Man on April 17, 2009. W2E Group Holdings has three primary wholly-owned subsidiaries: (i) Waste2Energy Technologies International Limited (“W2E Technologies”), which was incorporated in the Isle of Man on February 13, 2009, and is intended to be an intellectual property holding company; (ii) W2E (IOM) Limited, which was incorporated in the Isle of Man on October 27, 2008 and is the holder of a major contract for the Company; and (iii) Waste2Energy Engineering Limited, which was incorporated in Scotland on May 27, 2009.

Waste2Energy International, Ltd. (“W2EL”),  a wholly-owned subsidiary of W2E, was incorporated in England on March 5, 2007 under the name LM Global Limited.  The name was changed to Waste2Energy International, Ltd. Effective October 18, 2007.

In addition, W2E formed two additional wholly-owned subsidiaries, Waste2Energy Holdings PLC and Waste2Energy Europe Limited, which were incorporated in England on July 2, 2008, both of which are inactive.

On May 6, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Waste2Energy Acquisition Co., a Delaware corporation and wholly owned subsidiary of the Company (the “Subsidiary”) and W2E.  On May 28 2009, the Company, Subsidiary and W2E entered into Amendment No. 1 to the Merger Agreement (“Amendment No. 1.”).  Pursuant to Amendment No. 1, the definition of Acquisition Shares was revised to mean 45,981,770 shares of W2E and Section 5.19(e) of the Merger Agreement was revised to note that the issued and outstanding share capital of W2E consists of 45,981,770 issued and outstanding shares.  The Merger Agreement as amended by Amendment No. 1 is hereinafter referred to as the “Merger Agreement”. Pursuant to the Merger Agreement, on May 28, 2009 (the “Closing”), the Subsidiary merged with and into W2E resulting in W2E becoming a wholly-owned subsidiary of the Company (the “Merger”). The Merger was accounted for as a reverse merger and recapitalization. Pursuant to the Merger Agreement, the Company issued 45,981,770 shares of common stock (the “Common Stock”) of the Company (the “Acquisition Shares”) to the shareholders of W2E, representing approximately 96% of the issued and outstanding Common Stock following the closing of the Merger and the sale of Units (as defined below) concurrently with the Closing, and warrants to purchase 18,760,000 shares

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 1.                THE COMPANY (CONTINUED)

of Common Stock (the “Acquisition Warrants”) to the warrant holders of W2E at exercise prices ranging from $0.10 to $0.75. Pursuant to the Merger Agreement, the outstanding shares of common stock and warrants to purchase shares of common stock of W2E were cancelled.  The par value of the Waste2Energy Inc. common stock was $0.001.  Upon completion of the merger the par value of the shares of the merged company were $0.0001.  Subsequent to the closing of the Merger, the Company continued W2E’s operations. In July 2009, the name of the Company was changed to Waste2Energy Holdings, Inc.  The Company, which was incorporated on March 11, 2008, is headquartered in Greenville, South Carolina.  On the Closing, the Company sold in a private placement 254,500 units (the “Units”) to investors (the “Investors”), each Unit consisting of (i) three (3) shares of Common Stock and (ii) a three-year warrant (the “Warrants”) to purchase three (3) additional shares of Common Stock at an exercise price of $1.25 per share, at a purchase price of $2.00 per Unit and, as a result, the Company received gross proceeds of approximately $509,000 and issued the Investors an aggregate of 763,500 shares of Common Stock and Warrants to purchase 763,500 shares of Common Stock (the “Warrant Shares”). The Warrants may not be exercised to the extent such exercise would cause the holder of the Warrant, together with its affiliates, to beneficially own a number of shares of Common Stock which would exceed 4.99% of the Company’s then outstanding shares of Common Stock following such exercise.

The private placement was terminated in September 2009 and the Company raised $1,200,464 from the offering. In April 2009, the Company issued $250,000 of convertible debt which was due 180 days from date of issuance and $50,000 of convertible debt from a related party which was due 120 days from date of issuance.  In July and August 2009, the Company issued $2,500,000 of Debentures due 90 days from the date of issuance. This debt bears interest at 10% and was used to refinance existing debt and to fund operating expenses. In September 2009, the Company borrowed $39,000 from a related party that was due on demand.  From October 2009 to March 2010, the Company issued $7,133,847 of Senior Convertible Debentures bearing interest at 12% and due one year from date of issue.  This debt was used to refinance existing debt and to fund operating expenses.

On January 22, 2010, the Company received notice from the Financial Industry Regulatory Authority (FINRA) that shares of the Company’s common stock were no longer eligible for trading on the OTC Bulletin Board (“OTCBB”), as a result of the Company’s delayed filing of its quarterly report on Form 10-Q for the quarter ended June 30, 2009.  The Company’s common stock is currently traded on the OTC “Pink Sheets” under the symbol “WTEZ.PK”.  The removal of the Company’s stock from the OTCBB resulted in the Company being in Default on its 12% Senior Convertible Debentures, as the Company’s common stock is not currently eligble for quotation on a Trading Market (as defined in the Debenture Agreement).  The Company obtained waivers from the Debenture holders in February 2010 which cured the Default.  A market maker has submitted an application for the Company to become eligible to resume trading on the OTCBB, however there can be no assurance that the request will be granted.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 2.                LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

The Company’s consolidated financial statements for the year ended March 31, 2010 have been prepared assuming that it will continue as a going concern.  To date the Company has generated limited revenues, has substantial operating losses and an accumulated deficit since its inception in April 2007.  The Company incurred a net loss from continuing operations of $11,720,669 and used $5,201,892 of cash in continuing operations for the year ended March 31, 2010.  At March 31, 2010, the Company had a working capital deficit of $6,634,820, limited financial resources available to pay ongoing financial obligations as they become due and a $30,428,744 accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities should the Company be unable to continue as a going concern.

The Company has principally financed its operations for the year ended March 31, 2010, using proceeds from short term borrowings primarily from the sale of its 12% Senior Convertible Debentures in a series of private placement transactions (see Note 8).  The first tranche of Debentures mature starting October 1, 2010.  If the Company is unable to repay this debt when due, the Company will be in default under the debt and the holders may seek to enforce any and all of their rights under applicable laws, which may have a material adverse effect on our business and ability to continue operations.

Management believes the Company’s ability to continue operations is dependent on its ability to continue to raise capital.  At the present time, we have no commitments for any additional financing.  If the Company is unable to raise additional capital or encounters unforeseen circumstances, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its operations, suspending the pursuit of its business plan, and controlling overhead expenses.  The Company cannot provide any assurance that it will raise additional capital as necessary nor can it provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management believes that the ability to raise additional capital could be negatively impacted as a result of its securities not being traded on an active trading market.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 3:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements.  On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC” or “the Codification”), the single source of authoritative, nongovernmental Generally Accepted Accounting Principles (“GAAP”), except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative.  The new guidelines and numbering system prescribed by the Codification are used when referring to GAAP.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Waste2Energy Holdings, Inc. and its subsidiaries.  Additionally, the accounts of W2E include the accounts of EWI, and EWI’s investment in EWE, which was accounted for under the equity method during the period from November 7, 2007 through June 25, 2008. Further, as a result of the Company’s purchase of the remaining 50% of EWE, the Company used the consolidation method of accounting for its investment in EWE for the period from June 25, 2008, the effective date of the acquisition, to February 19, 2009, the date of bankruptcy (see Note 6). All significant intercompany balances and transactions have been eliminated in consolidation.

Through June 25, 2008, the Company had an investment in EWE over which it had the ability to influence but not control the operating and financial policies either through voting rights or financial and management participation. The Company used the equity method of accounting as prescribed under ASC 323 “Investments-Equity Method and Joint Ventures” to account for its investment in EWE. Accordingly, the Company recorded its investment in EWE as a separate component in the consolidated balance sheet and recorded its proportionate share of loss as a component of results of operations. The difference between the cost of an investment and the amount of the underlying equity in net assets of an investee is accounted for as if the investee were a consolidated subsidiary. A Company is also required to amortize, if appropriate, the difference between the investor cost and the underlying equity in net assets of the investee at the date of investment. Accordingly, the Company’s investment in EWE was allocated to the underlying assets of EWE for presentation purposes.

The investment in EWE as of March 31, 2010 and 2009 has been reduced to zero due to the bankruptcy of EWE in February 2009 (see Note 6).  The Company’s proportionate share of losses under the equity method for the period from April 1, 2008 to June 25, 2008 amounted to $506,757.  Included in the losses is $126,121 for the period from April 1, 2008 to June 25, 2008 related to its proportionate share of the amortization of intangibles acquired in connection with the acquisition of EWI (see Note 5). Gain (loss) on discontinued operations of EWI, included in the statement of operations for the years ended March 31, 2010 and 2009, amounted to $24,274 and ($233,613), respectively.

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

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 3:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

The Company generally applies revenue recognition principles in accordance with ASC Topic 605 “Revenue Recognition” (“ASC 605”).  Accordingly revenue is generally recognized when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable, and collectability is reasonably assured. For multiple element arrangements, where Vendor Specific Objective Evidence (“VSOE”) of fair value is available for all elements, the contract value is allocated to each element proportionately based upon relative VSOE fair value and revenue is recognized separately for each element. Where VSOE of fair value is available for undelivered elements, the residual method is used to value the delivered elements. Where VSOE of fair value is not available for undelivered elements, all revenue for the arrangement is deferred until the earlier of the point at which VSOE does exist or all elements of the arrangement have been delivered.

The Company requires all of its sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms and payment terms. Evidence of an arrangement generally consists of a contract, purchase order or order confirmation approved by the customer.  The Company’s specific revenue recognition policies with respect to its products and services are as follows:

Revenue generated from installation services and engineering studies is generally recognized as the services are performed.

Percentage of completion method

We enter into certain contracts that are accounted for using the percentage of completion method, as prescribed by ASC 605-35 “Construction-Type and Production-Type Contracts.”  Revenue recognized on contracts in process are based upon estimated contract revenue and related total cost of the project at completion. The extent of progress toward completion is generally measured based on the ratio of actual cost incurred to total estimated cost at completion. Revisions to cost estimates as contracts progress have the effect of increasing or decreasing profits each period. Provisions for anticipated losses are made in the period in which they become determinable.

Completed-contract method

The Company under certain circumstances recognizes revenues utilizing the completed-contract method. That method is used on smaller contracts because the financial position and results of operations do not vary significantly from those that would result using the percentage of completion method. A contract is considered complete when the customer accepts the work.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 3:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contracts Receivable

Contracts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers was to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has made reasonable collections efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  As of March 31, 2010, the Company had no contracts receivable.

Value Added Tax

Certain of our foreign subsidiaries are subject to Value Added Tax, or VAT, which is usually applied to goods and services purchased in the respective countries. In accordance with ASC 605-45 “Principal Agent Considerations”,  we account for VAT imposed on our goods and services on a net basis in the consolidated statements of operations. We are required to remit the VAT we collect to the tax authorities, but may deduct the VAT we have paid on eligible purchases. The VAT returns are filed offsetting the payables against the receivables. At March 31, 2010 and March 31, 2009, the Company recorded a net VAT recoverable of $109,818 and a net VAT payable of $8,354, respectively.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to credit risk include cash. At times, our cash may be in uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At March 31, 2010, the Company did not have any cash with any financial institutions that exceeded the FDIC insurance limits.  The Company places its cash with various financial institutions and has not experienced any losses on these accounts other than its accounts in Iceland (see Note 6).

As of March 31, 2010, the Company did not have any contracts receivable balance related to its uncompleted contracts.  As of March 31, 2009, one contract made up substantially all the Company’s contracts receivable and cost and estimated earnings in excess of billings on uncompleted contracts.

For the years ended March 31, 2010 and 2009, substantially all of the Company’s revenues were derived from one contract.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. The cost of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts, and any resulting gain or loss is recognized.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Building and improvements	33 years
Furniture, fixtures and equipment	3-7 years

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 3:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”).  ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in the Company’s EWE business combination which occurred on June 25, 2008.  ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value (see Notes 6 and 7).

Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

The Company’s policy is to amortize intangible assets including technology and patents using a straight-line method over their estimated useful life, generally fifteen years.  Patents that have been applied for are not amortized until the patent has been approved.

Long Lived Assets

In accordance with ASC 360 “Property Plant and Equipment”,  the Company reviews the carrying value of intangibles subject to amortization and long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value (see Note 7).

Deferred Financing Costs

Costs relating to the debt portion of the private placement offerings and notes are capitalized and amortized over the term of the related debt using the straight-line method which approximates the interest method.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.  During the year ended March 31, 2010, the Company incurred $189,384 of professional fees and $4,173,424 in placement fees (total of $4,362,808) in connection with the private placement of debt. During the year ended March 31, 2009, the Company incurred $353,637 of professional fees and $13,000 in placement fees (total of $366,637) in connection with a private placement offering and the issuance of notes payable.  Amortization of deferred financing costs is a component of interest expense in the consolidated statement of operations (See Note 8).

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 3:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Debt Modification Accounting

The Company accounted for amendments to certain debt instruments to extend the maturity dates and modifications to warrants issued in association with 12% Debentures (see Note 8) in accordance with guidelines enumerated in ASC 470 Debt, (“ASC 470.”) ASC 470 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt.  ASC 470 further provides that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modification.

The Company evaluated its change due to the reduction in the warrant exercise price as it relates to the cash flows before and after modification to determine whether the modification resulted in the issuance of a substantially different instrument.  The Company determined after giving effect to the change in the exercise price the terms were not substantially different.  Accordingly, the Company recorded the change in the fair value of warrants issued before and after the modification totaling $825,311, as deferred financing charges which are being amortized over the contractual term of the related debt.  Accumulated amortization as of March 31, 2010 totaled $163,020 and amortization expense for the year ended March 31, 2010 totaled $163,020.

The Company evaluated its issuance of the note extensions to determine whether the modification for the change in the maturity date resulted in the issuance of a substantially different debt instrument. The Company determined after giving effect to the changes in the extended due dates and the consideration paid to the debt holders that the Company had issued substantially different debt instruments on certain extensions, which resulted in a constructive extinguishment of the original debt instrument. Accordingly, the Company recorded a loss on the extinguishment of debt in the amount of $701,164 and $50,918 which represented the value of additional equity instruments given to debt holders to extend the maturity for the years ended March 31, 2010 and 2009, respectively.  In addition, on other extensions the Company considered the amendments to be modifications and deferred the cost of additional consideration paid at extension totaling 49,692 for the year ended March 31, 2010, and has amortized said costs to interest expense during the year over the extension period.  The debt instrument charges are included in the accompanying statement of operations for the years ended March 31, 2010 and 2009, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation — Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 3:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-Employee Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505, Share Based Payments to Non-Employees, and ASC 718 which requires that such equity instruments are recorded at their fair value on the measurement date.  The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.  Non-employee stock-based compensation charges are being amortized over their respective contractual vesting periods.

Income Taxes

The Company accounts for income taxes under ASC 740 Income taxes (“ASC 740”).  ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, ASC 740 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment.

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company reflects any interest and penalties recorded in connection with its uncertain tax positions as a component of income tax expense.  As of March 31, 2010 and 2009, the Company does not have a liability for unrecognized tax liabilities.

The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. In addition, the Company operates in different countries such as the Isle of Man, United Kingdom, Iceland and Scotland and is subject to taxation in these jurisdictions.  Further, with few exceptions, the Company is subject to U.S. federal, state, local and foreign tax examinations by tax authorities for 2007, 2008, 2009 and 2010.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 3:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260 Earnings per Share (“ASC 260”).  Under ASC 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the year ended March 31, 2010 and March 31, 2009 excludes potentially dilutive securities because their inclusion would be anti-dilutive.  Of the total outstanding warrants to purchase 30,242,770 shares of common stock at March 31, 2010, 28,500,917 were excluded from the computation of basic and diluted net loss per share; however the remaining 1,741,853 warrants exercisable at $0.01 per share and issuable to the placement agent as additional consideration for each 12% Convertible Debenture closing (see Note 8), are included in the weighted average shares outstanding (basic and diluted), as they are deemed to be outstanding stock for purposes of this calculation due to the $0.01 exercise price.  Warrants to purchase 11,410,000 shares of common stock at March 31, 2009 were excluded from the computation of basic and diluted net loss per share.

The Company retrospectively adopted certain provisions of ASC 260  on April 1, 2009. This provision of ASC 260 addresses whether instruments granted in share based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two class method described. This provision of ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of this provision of ASC 260 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Non-Controlling Interest

The Company prospectively adopted certain provisions of ASC 810 Consolidation (“ASC 810”). ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This provision of ASC 810 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this provision of ASC 810 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Financial Instruments

The Company adopted the provisions of ASC 815-40 Contracts in Entity’s Own Equity (“ASC 815-40”). ASC 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. This provision of ASC 815-40 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of the provisions of ASC 815-40 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 3:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments

The Company adopted the provisions of ASC 815-15 “Embedded Derivatives” (“ASC 815-15”). Under ASC 815-15, the Company is required to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

The Company accounts for it’s embedded conversion options as a derivative liability at fair value and the unrealized changes in the values of these derivatives are recorded in the statement of operations as gain or loss on derivatives. Contingent conversion features that reduce the conversion price of warrants and conversion features are included in the valuation of the warrants and the conversion features. The recognition of the fair value of derivative liabilities (i.e. warrants and embedded conversion options) at the date of issuance is applied first to the debt proceeds. The excess fair value, if any, over the proceeds from a debt instrument, is recognized immediately in the statement of operations as interest expense. The value of warrants or derivatives associated with a debt instrument is recognized at inception as a discount to the debt instrument. This discount is amortized over the life of the debt instrument. A determination is made upon settlement, exchange, or modification of the debt instruments to determine if a gain or loss on the extinguishment has been incurred based on the terms of the settlement, exchange, or modification and on the value allocated to the debt instrument at such date.

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

Registration Rights Agreements

The Company accounts for registration rights agreements in accordance with ASC 825-20 Registration Payment Arrangements (“ASC 825-20”). ASC 825-20 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with ASC 450 Contingencies.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 3:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation and Remeasurement

The financial statements of our foreign operations are stated in foreign currencies, referred to as the functional currency. Under ASC 830 Foreign Currency Matters, functional currency assets and liabilities are translated into the reporting currency, US Dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the respective periods. Remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the consolidated statement of operations.

Fair value measurements

The Company carries various assets and liabilities at fair value in the accompanying consolidated balance sheets. Fair value is defined as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Three levels of inputs that may be used to measure fair value are as follows:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2:	Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
Level 3:	Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the fair values of our financial liabilities as of March 31, 2010:

	Fair Value at	Fair Value Measurement Using
	March 31, 2010	Level 1	Level 2	Level 3

Derivative liabilities	$3,084,077	—	—	$3,084,077

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 3:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a description of the valuation methodologies used for these items, as well as the general classification of such items:

Derivative liabilities — these instruments are embedded within the Company’s 12% Senior Convertible Debentures. These instruments were valued using pricing models which incorporate the Company’s stock price, credit risk, volatility, U.S. risk free rate, transaction details such as contractual terms, maturity and amount of future cash inflows, as well as assumptions about probability and the timing of certain events taking place in the future. These embedded derivatives are included in derivative liabilities in the accompanying consolidated balance sheet at March 31, 2010.  For a summary of the changes in the fair value of these embedded derivatives, see Note 8.

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to current year presentation.  Those reclassification adjustments had no effect on the Company’s previously reported consolidated net loss.

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance.

In June 2009 the FASB issued ASC 860, formerly SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (ASC 860). ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. ASC 860 will be effective April 1, 2010. The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009 the FASB issued ASC 810, formerly SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810). ASC 810 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  ASC 810 will be effective April 1, 2010. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2009, FASB issued Accounting Standards Update 2009-05 which includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this Update clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 3:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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

In March 2010, the FASB issued ASU No. 2010-17, Revenue Recognition— Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 3:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 4:                CONTRACT IN PROGRESS

The following is a summary of the one contract in progress accounted for under the percentage-of-completion method at March 31, 2010 and 2009:

	March 31,	March 31,
	2010	2009
Costs incurred on uncompleted contract	$5,195,800	$3,466,907
Estimated loss on contract	(863,592)	(328,706)
	4,332,208	3,138,201
Less: billings to date	(3,788,323)	(3,020,078)
	543,885	118,123
Provision for uncollectible unbilled amounts	(543,885)	—
	$—	$118,123

The contract included in the table above is serviced by the Company’s foreign subsidiaries who’s functional currency is not the US Dollar.  Accordingly, costs, billings, and receivables are subject to change as a result of changes in foreign currency exchange rates.

All other contracts have been accounted for under the completed contract method.  Total deferred job costs accounted for under the completed contract method at March 31, 2010 and 2009, was approximately $396,000 and $0, respectively.

Estimated future losses on all contracts in progress which are included in accrued expenses in the accompanying consolidated balance sheet amounted to approximately, $178,000 and $117,000 at March 31, 2010 and 2009, respectively.  The one contract in progress under the percentage of completion method had incurred cost overruns and other costs that the customer asserted should be part of the contract.  The Company and its customer reached a settlement agreement in April 2010 resulting in the Company having no further payment obligations related to the cost overruns assuming that the final commissioning occurs and results in the plant being delivered and operating according to the requirements in the original contract.  Additionally, the customer has no further payment obligations to the Company under the agreement.  As such, the Company has recorded a provision for uncollectible unbilled amounts due under this contract as of March 31, 2010, in the amount of $543,885.

NOTE 5:  DISCONTINUED OPERATIONS

On July 10, 2007, the Company entered into a stock purchase agreement (the “Agreement”) pursuant to which the Company agreed to acquire 95 shares of common stock of EWI for an aggregate purchase price of $5,000,000, representing 95% of the issued and outstanding shares of common stock of EWI.

EWI is incorporated in the state of Washington and manufactured a proprietary system that converted almost any type of waste, including municipal, hazardous, industrial, and commercial waste into energy and inert disposable and/or useable ash amounting to approximately 5% of the original mass with minimal environmental impact.

Effective November 7, 2007, the Company entered into an amendment to the stock purchase agreement at which time the Company consummated the acquisition of EWI. Pursuant to the terms of the amendment, the $5,000,000 purchase price consideration includes (i) $2,750,000 paid in cash and (ii) $2,250,000 paid in the form of a promissory note (see Note 8). The amendment was further changed in April 2009, see Note 8 for further discussions.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 5:  DISCONTINUED OPERATIONS (CONTINUED)

The value of the excess of the purchase price of net liabilities assumed over their carrying value as of November 7, 2007 of $8,109,425 has been allocated entirely to EWI’s 50% investment in EWE.  All other assets and liabilities acquired are stated at their fair values, which approximates their recorded historical cost. Deferred income taxes have been provided for the difference between the income tax basis of the assets and the fair value allocated pursuant to ASC 805. The Company will have no income tax deduction for the amortization provided on the difference between the amount allocated to the intangible asset and its carryover basis from EWE.

In accordance with ASC 323 the difference between the cost of an investment and the amount of the underlying equity in net assets of an investee should be accounted for as if the investee were a consolidated subsidiary. A Company is also required to amortize, if appropriate, the difference between the investor cost and the underlying equity in net assets of the investee at the date of investment. A valuation was performed in order to determine the fair value of EWE prior to the accounting for the deferred tax liability under ASC 323. Accordingly, the Company’s investment in EWE was allocated to the assets of EWE as follows:

Investment in EnerWaste Europe, Ltd.	$8,109,425
Allocated to:
Property, Plant and Equipment	208,661
Goodwill	333,500
Technology	7,567,264
$8,109,425

The Company was amortizing the acquired intangibles on a straight-line basis over their respective useful lives. The useful life of the technology was 15 years (see Note 6).  A corresponding related deferred tax liability was recorded with the acquisition of the intangibles. This liability was being reduced in conjunction with the amortization of intangibles.  As more fully described in Note 6, the Company purchased the remaining 50% interest in EWE on June 25, 2008 and on that date began to consolidate the operations of EWE.

Effective on the date of acquisition, the Company decided to discontinue the operational segment of EWI and ceased all operations of EWI. The Company has utilized outsourced manufacturing and services to complete any contracts secured prior to the date of acquisition.  In addition, the Company has discontinued all of EWI’s product lines and terminated all vendor relationships. Accordingly, the results of activities for EWI are classified as discontinued operations in the accompanying consolidated financial statements.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 5:  DISCONTINUED OPERATIONS (CONTINUED)

A summary of EWI’s assets and liabilities from discontinued operations as of March 31, 2010 and 2009, and its results of discontinued operations for the year ended March 31, 2010 and 2009 are as follows:

	For the year ended March 31, 2010	For the year ended March 31, 2009
Assets from discontinued operations
Cash	$22	$1,413
Current assets from discontinued operations	$22	$1,413

Liabilities from discontinued operations
Accounts payable and accrued expenses	$124,341	$170,719
Income taxes payable	126,552	126,552
Current liabilities from discontinued operations	$250,893	$297,271

Results of discontinued operations
Net revenue	$—	$518,002
Cost of revenue	—	(516,285)
Operating expenses	(10,152)	(197,455)
Interest income (expense), net	1	374
Other income	34,425	984
Provision for income taxes	—	(39,233)
Income (loss) from discontinued operations	$24,274	$(233,613)

NOTE 6.                INVESTMENT IN ENERWASTE EUROPE, LTD.

Acquisition of Remaining Interest in Enerwaste Europe, Ltd

On June 16, 2008, the Company entered into a stock purchase agreement between W2E, EWE and Iceland Environmental, Inc. (“IE”) to purchase the remaining 50% of EWE in exchange for 6,000,000 shares of the Company’s common stock for an aggregate purchase price of $3,000,000 (fair value of $0.50 per share).

As part of the stock purchase agreement, the Company entered into a service and employment agreement with IE and Finni Einarsson (“Einarsson”), 100% owner of IE, whereby Einarsson became EWE’s Chief Executive Officer and assumed the duties as the Company’s Chief Technology Officer. The service and employment agreement was retroactive to February 1, 2008 provided that it would continue until either the second round of financing of $8,000,000 was completed, and/or EWE becomes cash flow positive, which is defined in the agreement as three consecutive months of positive cash flows (the “Milestones”).  Einarsson is to receive $15,000 per month as compensation. When one of the Milestones is achieved, Einarsson will become an employee with a salary of $18,750 per month and a term of three years effective from June 16, 2008.  In the event EWE achieves certain projected net profits, Einarsson will also receive a minimum $100,000 bonus.

Also, in connection with the service and employment agreement, Einarsson was issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.75 per share. The warrants are exercisable upon issuance, expire on February 1, 2013 and have the option of a cashless exercise.  The fair value of the warrants issued to Einarsson, amounting to $109,635, was determined using the Black-Scholes option pricing model at $0.22 per warrant utilizing the following assumptions: expected volatility of 94.21%, risk free interest rate of 3.02%, expected term of two years and a market price of $0.50.  The Company recorded $109,635 in compensation expense during the year ended March 31, 2009 with respect to this award.

In connection with the service and employment agreement, IE received warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.75 per share. The warrants expire on February 1, 2011 and have the option of a cashless exercise. These warrants vest evenly over three years. The fair value of the warrants issued to IE, amounting to $149,896, was determined using the Black-Scholes option pricing model at

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 6.                INVESTMENT IN ENERWASTE EUROPE, LTD. (CONTINUED)

$0.15 per warrant utilizing the following assumptions: expected volatility of 95.54%, risk free interest rate of 2.68%, expected term of one year and a market price of $0.50.  The value of the warrants were charged to compensation expense over the vesting period. The Company recorded compensation expense in the amount of $45,207 for the year ended March 31, 2009 with respect to this award.  During the year end March 31, 2009, the Company cancelled and reissued the 1,000,000 warrants and changed the vesting term from three years to immediate.  The Company treated the cancellation and reissuance as a modification and accordingly recorded the difference on the day of the modification.  The additional compensation charge to operations was approximately $234,000 due to the modification, and was determined using the Black-Scholes option pricing model at $0.75 per warrant utilizing the following assumptions: expected volatility of 110.05%, risk free interest rate of 1.15%, expected term of one year and a market price of $0.45.

Also as part of the stock purchase agreement, EWE entered into a promissory note in the amount of $642,732 with various parties related to IE, dated June 18, 2008, bearing no interest, with principal to be paid in full upon reaching one of the Milestones, but no later than December 31, 2008.  The promissory note was issued and included $318,664 of advances and expenditures previously recorded on EWE as balances due IE. The remainder of $324,068 was allocated to the purchase price and represents additional consideration towards the purchase of EWE.  On March 14, 2009, IE forgave the $642,732 promissory note due to them and W2E was released from its guaranty of the note and accordingly it has been recorded as an increase in additional paid in capital in the accompanying consolidated statement of stockholders’ equity (see Note 9).

The allocation of the purchase price was as follows:

Consideration paid:
Promissory Note	$324,068
Common Stock	3,000,000
Total consideration	3,324,068
Assumption of Liabilities in Excess of Assets	1,798,895
Deferred Tax Liability	2,928,714
Total Amount to be Allocated	$8,051,677
Allocated to:
Building and Equipment	$208,662
Goodwill	333,500
Technology	7,509,515
$8,051,677

The Company is amortizing the acquired Technology on a straight-line basis over their respective useful lives. The useful life of the technology is 15 years. Deferred income taxes have been provided for the difference between the income tax basis of the assets and the fair value allocated pursuant to ASC 805. The Company will have no income tax deduction for the amortization provided on the difference between the amount allocated to the intangible asset and its carryover basis from EWE.

The acquisition, which was effective on June 25, 2008, was accounted for using the purchase method of accounting in accordance ASC 805. Accordingly, the net assets were recorded at their estimated fair values, and operating results were included in the consolidated financial statements from June 25, 2008, the effective date of acquisition.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 6.                INVESTMENT IN ENERWASTE EUROPE, LTD. (CONTINUED)

The following unaudited consolidated pro forma information gives effect to the acquisition of EWE as if this transaction had occurred at the beginning of each period presented. The following unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of this business been completed at the beginning of each period presented, nor are they indicative of results that may occur in any future periods.

Year ended March 31, 2009 (unaudited)
Revenues	$4,971,990
Loss from Operations	(22,152,155)
Net Loss from Continuing Operations	(17,917,539)
Basic and Diluted Loss from Continuing Operations per Share	$(0.48)
Weighted Average Shares Outstanding - Basic and Diluted	37,568,083

Bankruptcy of Enerwaste Europe, Ltd on February 19, 2009

The Company’s subsidiary, EWE, had significant operations in Iceland and historically paid a large proportion of its fixed costs in Icelandic Krona (ISK), while its sales are generally denominated in Euros and its reporting currency is the U.S. dollar. Beginning in the third quarter of 2008 and particularly in the first weeks of the fourth quarter, the effects of the global credit and financial crisis had a significant adverse effect on the Icelandic economy. In mid-October 2008, the Icelandic parliament passed emergency legislation to minimize the impact of the financial crisis, resulting in the government takeover of the three largest Icelandic banks, including Glitnir Bank (“Glitnir”), with whom EWE had bank accounts, lines of credit and a loan payable. The financial crisis has had serious consequences for the Icelandic economy; the national currency has fallen sharply in value, foreign currency transactions were virtually suspended for weeks, and the market capitalization of the Icelandic stock exchange dropped significantly.

The turmoil in the Icelandic financial sector and economy as a whole had a significant impact on the Company and a material adverse impact on the day to day operations of EWE.  In October 2008, the Company was made aware that Glitnir Bank (“Glitnir”) was placed into receivership due to serious financial difficulties and that transfers of funds between the United Kingdom and Iceland were subject to significant delays and uncertainties. As a result of the significant delays caused by Glitnir, EWE’s Dargavel contract with Ascot Environmental Ltd (“Ascot”) was seriously jeopardized, since EWE could not satisfy the terms of its sub-contractual agreements with third parties. As a result of Glitnir’s inability to transfer funds into and out of Iceland, EWE was unable to continue work on the Dargavel contract and EWE was unable to pay its manufacturing and site workers, sub-contractors or material suppliers and was accumulating significant penalties for non-performance and delays on the contract.

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

On November 10, 2008, a new contract was entered into between Ascot and IOM to complete the project. As a result of the loss of this major contract, on February 19, 2009, a creditor commenced bankruptcy proceedings against EWE and it was placed in involuntary receivership (bankruptcy) and was appointed an Administrator under the supervision of the local courts. EWE subsequently delivered all of its books and records, money, bank accounts, bonds and any other valuable assets to the Administrator. Further, under Icelandic law, a ruling of bankruptcy has the effect that a new legal entity emerges that is controlled by the Administrator.  Management does not believe that the Company will be materially impacted by the bankruptcy of EWE beyond the impact that has occurred to date.  Further, management does not intend to reorganize EWE and continue its operations upon completion of the

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 6.                INVESTMENT IN ENERWASTE EUROPE, LTD. (CONTINUED)

bankruptcy proceedings.

In January 2009, the Company evaluated its investment in Technology held by EWE and found it to be impaired, as more fully described in Note 7.  As a result, an impairment charge in the amount of $10,538,029 was recorded and is included in the accompanying consolidated statement of operations for the year ended March 31, 2009.

Accordingly, as of February 19, 2009, the Company deconsolidated EWE and began using the equity method of accounting for the investment. As such, under the equity method of accounting, we recognize our proportionate share of losses in the Company’s investment in EWE.  During the period from February 19, 2009 through March 31, 2010, there were minimal and immaterial transactions in EWE.  As a result of the deconsolidation and bankruptcy of EWE on February 19, 2009, the Company recorded income for the excess of liabilities over assets relieved in the amount of $2,986,840 which is included in accompanying statement of operations.

As of February 23, 2010, the bankruptcy proceedings were completed.  This subsidiary no longer is in existence and the Company has no further rights or obligations to the assets and liabilities of EWE.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 7.                INTANGIBLE ASSETS

Intangible assets consisted of Patents applied for during the year ended March 31, 2010 and Goodwill and Technology during the year ended March 31, 2009:

	Gross Asset Value	Accumulated Amortization	Net Value
Intangible assets, other:
Technology
Technology, March 31, 2008	$—	$—	$—
Acquisition	14,740,457	586,319	14,154,138
Foreign currency translation adjustment from June 25, 2008 to January 31, 2009	(3,714,629)	(98,520)	(3,616,109)
Technology, net, prior to impairment	$11,025,828	$487,799	$10,538,029
Impairment during the year ended March 31, 2009	(11,025,828)	(487,799)	(10,538,029)
Technology, net, March 31, 2010 and 2009	$—	$—	$—

Patents applied for:
Patents applied for, March 31, 2009	$—	$—	$—
Patents applied for, expenditures during the year ended March 31, 2010	91,459	—	91,459
Patents applied for, March 31, 2010	$91,459	$—	91,459

Total Intangibles assets, other, March 31, 2010			$91,459

Goodwill:
Goodwill, March 31, 2008			$—
Acquisition			667,000
Foreign currency translation adjustment from June 25, 2008 to January 31, 2009			(170,406)
Impairment during the year ended March 31, 2009			(496,594)
Goodwill, net			$—

Amortization expense related to technology was $0 and $487,799 for the year ended March 31, 2010 and 2009.

In January 2009, the Company engaged a consultant to assist in the evaluation of the Dargavel project due to continued delays and concerns over the design and plans for the facility, as well as the progress and ability to complete the project in accordance with the contract.  The initial plans, designs, and knowhow that were the foundation of the project plan also served as the basis of the Technology assets we acquired with the purchase of Enerwaste Europe.  The conclusion reached was that the Company needed to completely change the project plans, technology and controls that would enable the company to deliver the project according to the contract specifications.  As a result, management made a determination that the value of the assets acquired were of no value and the Company’s IP platform would be built on a new set of plans, design specifications and technology that was developed starting in January through the expected conclusion of the project in late 2009.   As a result, an impairment charge in the amount of $10,538,029 was recorded and is included in the accompanying consolidated statement of operations.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 7.                INTANGIBLE ASSETS (CONTINUED)

Additionally, when the Company acquired EWE, Goodwill was assigned based on the value of the workforce.  At the time of the Iceland economic collapse and subsequent termination of the contract between EWE and the customer, and the signing of the new contract with another Company subsidiary, the majority of the workforce where the value was placed did not continue on with the Dargavel project or any other efforts supporting the continued development of the Technology and knowhow of the business.  As a result of the above, management determined that Goodwill was impaired and an impairment charge in the amount of $496,594 was recorded to write-off the value of the Goodwill, for the year ended March 31, 2009. This charge is included in the accompanying consolidated statement of operations.

NOTE 8.                NOTES PAYABLE

A summary of the notes payable as of March 31, 2010 and March 31, 2009 is as follows:

	March 31, 2010	March 31, 2009

Promissory Notes	$126,053	$1,508,898
Promissory Notes-Private Placement Offering (a)	—	500,000
Promissory Notes-Private Placement Offering (b)	774,000	—
Convertible Notes	100,000	100,000
12% Convertible Debentures	7,133,847	—
Bridge Loans	25,000	200,000
Bridge Loans-Related Parties	—	25,000
Subtotal	8,158,900	2,333,898
Unamortized Discounts	(5,388,452)	(54,070)
Total Notes Payable, net of unamortized discounts	$2,770,448	$2,279,828

(a)  Notes issued in connection with December 2008 private placement

(b)  Notes issued in connection with July 2009 private placement

The activity associated with the capitalization and amortization of deferred financing costs and discounts on notes payable for the years ended March 31, 2010 and March 31, 2009 is as follows:

Discount on Notes Payable

Balance, April 1, 2008	$—
Additions	241,004
Amortization	(186,934)
Balance, April 1, 2009	54,070
Additions	10,051,291
Amortization	(4,716,909)
Balance, March 31, 2010	$5,388,452

Deferred Financing Costs

Balance, April 1, 2008	$—
Additions	366,637
Amortization	(259,337)
Balance, April 1, 2009	107,300
Additions	4,362,808
Amortization	(1,983,726)
Balance, March 31, 2010	$2,486,382

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 8.                NOTES PAYABLE (CONTINUED)

Promissory Note

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

In April 2009, the Company entered into a promissory note for $265,000 with a vendor for previously provided services that had been included in accounts payable and accrued expenses.  The note was due in ninety days bearing interest at 10% per annum.  Also, in July 2009, the Company entered into a second promissory note with the same vendor for $119,384 for previously provided services.  The second note also was due in ninety days bearing interest at 10% per annum.  In September 2009, the due date of the notes was extended through an amendment. The due date of the notes was amended and repayment is now expected to be repaid using proceeds from future capital raises and/or operations.  During the quarter ended December 31, 2009, the Company repaid $258,331 of the balance due on the promissory notes using proceeds from a private debt placement of 12% Convertible Debentures as further discussed below.

Promissory Notes—Private Placement Offering (December 2008)

In January 2009, the Company sold ten units in a private placement offering and, accordingly, issued promissory notes totaling $500,000 and issued 100,000 shares of common stock.  The notes bore interest of $150,000. The relative fair value of the common stock, which amounted to $41,284, was recorded as a discount to the notes. This amount was accreted to interest expense over the contracted term of the notes. The maturity dates on the promissory notes in the aggregate amount of $500,000 scheduled to mature in April 2009 were extended to October 2009. In connection with the extension of the maturity dates, the Company issued 1,000,000 shares of common stock to the debt holders, valued at $450,000, and agreed to pay additional interest totaling $150,000. In accordance with ASC 470, the Company recorded the additional consideration as a loss on deemed extinguishment of debt, which has been included in the accompanying consolidated statement of operations for the year ended March 31, 2010. These notes were repaid in full on July 31, 2009 (see Note 9 for further discussions on equity component of offering).

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 8.                NOTES PAYABLE (CONTINUED)

Promissory Notes — Private Placement Offering (July 2009)

On June 25, 2009, the Company issued notes in the aggregate amount of $804,000.  The notes bore interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, were due on September 25, 2009.  The notes were automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $5,000,000. The Company issued 804,000 shares of its common stock to the payees.  The Company allocated a portion of the proceeds from the note to the common stock based on the relative fair value of the notes and common stock.  The relative fair value of the common stock, which amounted to $249,517, was recorded as a discount to the notes. During the year ended March 31, 2010, the Company repaid in full $655,000 of the notes using proceeds from a private debt placement of 12% Convertible Debentures as discussed below.  In April 2010, $45,000 of the notes plus accrued interest in the aggregate amount of $48,966 was converted into an equivalent amount of the Company’s 12% Senior Convertible Debentures, with a term of one year from date of issue and with the same terms as the 12% Debentures discussed below. During the year ended March 31, 2010, the Company obtained extension agreements on the remaining $104,000 of notes initially through February 18, 2010, then April 1, 2010 and further obtained extensions through July 1, 2010.  As consideration for the February 18, 2010, extension the Company granted 26,003 warrants to the payees.  The Company estimated the fair value of the warrants issued using the Black-Scholes option pricing model at $0.75 per warrant utilizing the following assumptions:  expected volatility of 131.66%; risk free interest rate of 1.24%; expected term of three years and a market price of $1.00.  In accordance with ASC 470, the Company recorded the additional consideration, valued at $19,521, as a loss on deemed extinguishment of debt.  The remaining notes are expected to be repaid using proceeds from future capital raises and/or operations.   The Company did not repay the outstanding notes on July 1, 2010 and is in default on the notes, although we have not received a formal notice of default from the noteholder.

On July 17, 2009, the Company issued a note payable in the aggregate amount of $125,000.  The note bears interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, was due on October 17, 2009. The notes are automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $5,000,000. The Company issued 125,000 shares of its common stock to the payee.  The Company allocated a portion of the proceeds from the note to the common stock based on the relative fair value of the notes and common stock.  The relative fair value of the common stock, which amounted to $38,793, was recorded as a discount to the notes. This amount was accreted to interest expense over the contracted term of the notes.   The Company did not repay the outstanding note on July 1, 2010 and is in default on the notes, although we have not received a formal notice of default from the noteholder.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 8.                NOTES PAYABLE (CONTINUED)

On August 4, 2009, the Company issued notes in the aggregate amount of $1,571,000.  The notes bear interest at a rate of 10% per annum.  Principal, plus all accrued and unpaid interest thereon, was due on November 4, 2009.  The notes are automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $5,000,000. The Company issued 1,571,000 shares of its common stock to the payees.  The Company allocated a portion of the proceeds from the notes to the common stock based on the relative fair value of the notes and common stock.  The relative fair value of the common stock, which amounted to $860,140, was recorded as a discount to the notes. The discount was accreted to interest expense over the contracted term of the notes.  The Company has repaid $1,051,000 of the notes, plus interest using proceeds from a private debt placement as discussed below.  Additionally, $20,000 of the notes plus interest of $1,146 were exchanged for common stock and warrants in connection with an exchange agreement entered into between the note holders and the Company.  The consideration given to the note holders on the exchange exceeded the principle and interest owed by $10,573.  Accordingly, the Company recorded a loss on settlement of debt for the excess consideration.  The loss on settlement has been included in the consolidated statement of operations during the year ended March 31, 2010.  The remaining $500,000 of notes has not been repaid.  The Company has obtained extensions on the notes until July 1, 2010.  These notes are expected to be repaid using proceeds from future capital raises and/or operations.   As consideration for a previous extension through February 20, 2010, the Company granted 63,750 warrants to the payees.  The Company estimated the fair value of the warrants issued using the Black-Scholes option pricing model at $0.75 per warrant utilizing the following assumptions:  expected volatility of 131.66%; risk free interest rate of 1.24%; expected term of three years and a market price of $1.00.  In accordance with ASC 470, the Company recorded the additional consideration, valued at $47,858, as a loss on deemed extinguishment of debt which has been included in the accompanying consolidated statement of operations for the year ended March 31, 2010.  The Company did not repay the outstanding notes on July 1, 2010 and is in default on the notes, although we have not received a formal notice of default from the noteholders.

In connection with the private placement offering (July 2009) issuance, the Company paid a placement agent $250,000 (10% of the amount of the notes issued) and a non-accountable expense allowance equal to $75,000 (3% of the amount of the notes issued).  Also, the Company paid $137,585 in legal and consulting fees in connection with this offering.  Such costs have been deferred and were amortized over the life of the related notes.

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

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 8.                NOTES PAYABLE (CONTINUED)

On April 6, 2009, the Company issued a convertible note in the amount of $200,000.  The note bears interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, was due on October 6, 2009. The note is automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $2,000,000. The note is convertible at the option of the payee into shares of the Company’s common stock at a conversion price of $0.50 per share. In connection with the issuance of the $200,000 convertible notes, the Company paid a private placement fee totaling $26,000.  In addition, the Company issued 300,000 shares of its common stock to the payee.   The Company evaluated the conversion feature embedded in the note to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. We determined that the note met the definition of a conventional debt instrument since it contained only standard anti-dilution provisions and the holders of these notes could only realize the benefit of the conversion option by exercising it and receiving the entire amount of proceeds in a fixed number of shares or cash at our option. Accordingly, the note and related conversion option was accounted for by allocating a portion of the proceeds from the note to the common stock based on the relative fair value of the note and common stock. The relative fair value of the common stock, which amounted to $80,597, was recorded as a discount to the note and a corresponding increase to additional paid in capital. This amount was accreted to interest expense over the contracted term of the note. The conversion option had a beneficial conversion feature that was valued at $60,597 and it was accreted to interest expense over the contracted term of the note.  The maturity date of the note was extended to October 12, 2009, and then until February 18, 2010.  As consideration for the extension the Company granted 50,000 warrants to the noteholders.  The Company estimated the fair value of the warrants issued using the Black-Scholes option pricing model at $0.75 per warrant utilizing the following assumptions: expected volatility ranging from 131.66%, risk free interest rate ranging from 1.24%, expected term of three years and a market price ranging from $1.00.  In accordance with ASC 470, the Company recorded the additional consideration, valued at $37,535, as a loss on deemed extinguishment of debt and has been included in the accompanying consolidated statement of operations for the year ended March 31, 2010. The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise. On March 1, 2010, $100,000 of the note plus interest of $9,014 was exchanged for common stock and warrants in connection with an exchange agreement entered into between the note holder and the Company.  The consideration given to the note holder on the exchange exceeded the principle and interest owed by $54,507.  Accordingly, the Company recorded a loss on extinguishment of debt for the excess consideration which has been included in the consolidated statement of operations during the year ended March 31, 2010.  The remaining balance on the note was later extended until April 1, 2010 and subsequent to year end extended until July 1, 2010, and is expected to be repaid using proceeds from future capital raises and/or operations.  The Company did not repay the outstanding note on July 1, 2010 and is in default on the note, although we have not received a formal notice of default from the noteholder.

On April 17, 2009, the Company issued a convertible note in the aggregate amount of $50,000 to its President and COO. The note bore interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, were due on August 17, 2009. The note was automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $2,000,000. The note was convertible at the option of the payee into shares of the Company’s common stock at a conversion price of $0.50 per share. In connection with the issuance of the $50,000 convertible notes, the Company paid a private placement fee totaling $6,500.  In addition, the Company issued 75,000 shares of its common stock to the payee. The Company evaluated the conversion feature embedded in the note to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. We determined that the note met the definition of a conventional debt instrument since it contained only standard anti-dilution provisions and the holders of these notes could only realize the benefit of the conversion option by exercising it and receiving the entire amount of proceeds in a fixed number of shares or cash at our option. Accordingly, the note and related conversion option was accounted for by allocating a portion of the proceeds from the note to the common stock based on the relative fair value of the note and common stock. The relative fair value of the common stock, which amounted to $20,149, was recorded as a discount to the note and a corresponding increase to additional paid in capital. This amount was accreted to interest expense over the contracted term of the note. The conversion option had a beneficial conversion feature that was valued at $15,149 and it was accreted to interest expense over the contracted term of the note.  The note was paid in full in August 2009.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 8.                NOTES PAYABLE (CONTINUED)

On April 17, 2009, the Company issued a convertible note in the aggregate amount of $50,000.  The note bore interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, was due on October 17, 2009. The notes were automatically due and payable, including accrued interest thereon, upon the initial closing of an equity financing of the Company in the minimum amount of $2,000,000. In connection with the issuance of the $50,000 convertible notes, the Company paid a private placement fee totaling $6,500.  In addition, the Company issued 75,000 shares of its common stock to the payee.   The Company evaluated the conversion feature embedded in the note to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. We determined that the note met the definition of a conventional debt instrument since it contained only standard anti-dilution provisions and the holders of these notes could only realize the benefit of the conversion option by exercising it and receiving the entire amount of proceeds in a fixed number of shares or cash at our option. Accordingly, the note and related conversion option was accounted for by allocating a portion of the proceeds from the note to the common stock based on the relative fair value of the note and common stock. The relative fair value of the common stock, which amounted to $20,149, was recorded as a discount to the note and a corresponding increase to additional paid in capital. This amount was accreted to interest expense over the contracted term of the note. The conversion option had a beneficial conversion feature that was valued at $15,149 and it was accreted to interest expense over the contracted term of the note. The note was repaid in full in October 2009.

12% Senior Convertible Debentures

During the year ended March 31, 2010, the Company issued Senior Convertible Debentures in the aggregate amount of $7,133,847 in a private placement.  The notes bear interest at a rate of 12% per annum and are due one year from date of issue.  Approximately $856,000 was placed into an escrow account at closing which represents the 12% interest to be paid on the notes.  During the year ended March 31, 2010, an investor agreed to release $240,000 of interest from escrow relating to that investor’s note payable; such funds were utilized by the Company for general operating purposes.  In addition, approximately $330,000 of the escrow account was utilized during the year ended March 31, 2010, to pay quarterly interest payments.

All notes issued February 3, 2010 and prior, totaling $6,348,547, were initially convertible into one share of common stock with a conversion price of $1.00.  Also, for each dollar invested, a warrant was issued which entitled the note holder to purchase one share of common stock for an initial exercise price of $2.00 per share.  See below for description of subsequent modification of the terms of these notes and warrants.  All notes issued after February 8, 2010, totaling $785,300, were convertible into one share of common stock with a conversion price of $0.50.  Also, for each dollar invested, a warrant was issued which entitles the note holder to purchase one share of common stock for an exercise price of $1.00 per share.

Under the terms of the Debenture, if, at any time while the Debenture is outstanding, the Company, sells or grants any option to purchase or sells or grants or any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price as defined, then the conversion price is reduced to equal the lower price (“Diluted Issuance Provision”).

The Company evaluated the conversion feature embedded in the notes to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative.  Due to the note not meeting the definition of a conventional debt instrument because it contained a Diluted Issuance Provision, the convertible note was accounted for in accordance with ASC 815.  According to ASC 815, the derivatives associated with the debt instrument were recognized as a discount to the debt instrument and the discount is being amortized over the life of the note and any excess of the derivative value over the note payable value is recognized as additional interest expense at issuance date.  The Company recognized an initial derivative liability at the time of each note issuance, at fair value totaling $4,080,165, during the year ended March 31, 2010 in connection with the issuance of the aggregate of $7,133,847 in notes.  Also, $3,792,707 was recorded as a discount to the notes and $287,458 was recognized immediately in the consolidated statement of operations as interest expense.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 8.                NOTES PAYABLE (CONTINUED)

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on derivatives” in the consolidated statement of operations.  As of March 31, 2010, the fair value of the embedded derivatives included on the accompanying consolidated balance sheet was $3,084,077.  During the year ended March 31, 2010, the Company recognized a gain on change in fair value of derivative liability totaling $3,469,225.

On January 22, 2010, the Company received notice from FINRA that shares of the Company’s common stock were no longer eligible for trading on the OTC Bulletin Board (“OTCBB”), as a result of the Company’s delayed filing of its’ Form 10-Q for the quarter ended June 30, 2009.  The Company’s common stock is currently traded on the OTC “Pink Sheets”.  The removal of the Company’s common stock from the OTCBB resulted in the Company being in Default on its 12% Senior Convertible Debentures, as the Company’s common stock is not currently eligible for quotation on a Trading Market (as defined in the Debenture Agreement).

In February 2010, the Company and holders of its 12% Senior Convertible Debentures entered into an agreement pursuant to which the holders waived the Event of Default, in exchange for the following: (1) The Conversion Price of the Debentures to be reduced to $0.50 (from $1.00); (2) The Exercise Price of the Warrants to be reduced to $1.00 per share (from $2.00); and (3) The references in Section 1(d), Call Provision, of the Warrants, to $2.50 to be revised to $1.25.  All of the then Debenture Holders, representing outstanding 12% Senior Convertible Debentures in the aggregate amount of $6,348,547, agreed to these terms, and waived the Event of Default, by execution of a waiver letter dated February 8, 2010.  In addition, on February 8, 2010 the Company’s Board of Directors approved revised agreements, reflecting these revised terms, to be used for 12% Senior Convertible Debentures issued subsequent to February 8, 2010, of which an aggregate of $785,300 (discussed above) were issued during March 2010.

As the 12% Senior Convertible Debentures contain an embedded conversion option separately accounted for as a derivative under ASC 815, the reduction in the conversion price is accounted for as a modification, in accordance with ASC 470.  Accordingly, the Company recorded an increase to its derivative liability for the difference between the fair value of the derivative before and after the modification, and a corresponding increase in notes discount.  Any excess discount over the note payable value is recognized as additional interest expense at the date of modification in accordance with ASC 815.  The total discount at the date of modification is being amortized over the remaining life of the note.  In February 2010, the increase in the derivative value due to the modification was $2,473,103 resulting in an increase in notes payable discount of $2,207,915 and additional interest expense for the excess derivative value over the available note payable discount totaling $265,188.

The Company issued an aggregate of 6,348,547 warrants at an initial exercise price of $2.00 per share, in conjunction with those Senior Convertible Debentures issued on or prior to February 8, 2010.  See above for description of subsequent modification of the terms of these notes and warrants.  The Company estimated the fair value of these warrants issued using the Black-Scholes option pricing model at a range of $0.29 to $0.71 per warrant utilizing the following assumptions: expected volatility ranging from 108.87% to 132.40%, risk free interest rate ranging from 1.12% to 1.54%, expected term of three years and a market price ranging from $0.65 to $1.06.  The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise.  Accordingly, the Company allocated a portion of the proceeds from the note to the warrant based on the relative fair value of the note and warrants.  The relative fair value of these warrants, which amounted to $2,426,568, was recorded as a discount to the note and a corresponding increase to additional paid in capital.  This discount is being accreted to interest expense over the contracted term of the note.

As a result of the waiver of the Event of Default (discussed above) by the note holders, the warrant exercise price on these aggregate of 6,348,547 warrants was reduced from $2.00 to $1.00.  In accordance with ASC 470, the Company accounted for the change in warrant exercise price in connection with the waiver as a debt modification and accordingly, the change in fair value of the warrants at the modification date was charged to deferred financing and is being accreted over the remaining life of the associated notes.  The Company estimated the fair value of the warrants before and after modification using the Black-Scholes option pricing model at $0.53 and $0.66, respectively, per warrant, utilizing the following assumptions: expected volatility ranging from 108.20% to 110.46%, risk free interest rate ranging from 1.05% to 1.30%, expected term ranging from 2.88 to 3.00 years and a market price of $0.65.  The resulting increase in fair value of the warrants totaling $825,311 has been deferred and is being accreted over the remaining life of the associated notes.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 8.                NOTES PAYABLE (CONTINUED)

The Company also issued an aggregate of 785,300 warrants at an exercise price of $1.00 per share in conjunction with those Senior Convertible Debentures issued after February 8, 2010.  The Company estimated the fair value of these warrants issued using the Black-Scholes option pricing model at $0.51 per warrant utilizing the following assumptions: expected volatility ranging from 111.65% to 112.18%, risk free interest rate ranging from 1.43% to 1.56%, expected term of three years and a market price of $0.80.  The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise.  Accordingly, the Company allocated a portion of the proceeds from the note to the warrant based on the relative fair value of the note and warrants.  The relative fair value of these warrants, which amounted to $265,358, was recorded as a discount to the note and a corresponding increase to additional paid in capital.  This discount is being accreted to interest expense over the contracted term of the note.

In connection with the aggregate issuances of $7,133,847 of notes, the Company paid a placement agent approximately $713,000 (10% of the amount of the notes issued) and a non-accountable expense allowance equal to approximately $214,000 (3% of the amount of the notes issued) and an investment banking fee of approximately $357,000 (5% of the amount of notes issued) was paid to the placement agent.  Also, the Company paid legal cost totaling approximately $52,000 in connection with the offering.  Additionally, the Company will issue a warrant to its placement agent to purchase up to 4.5% of the fully diluted outstanding shares of the Company’s common stock (as defined) proportionate to the amount of Debentures sold with an exercise price of $0.01 per share.  During the year ended March 31, 2010, the placement agent earned 1,741,853 warrants pursuant to the agreement.  The fair value of the warrants amounted to $1,650,338 using the Black-Scholes option pricing model ranging from $0.64 to $1.05 per warrant utilizing the following assumptions: expected volatility ranging from 108.65% to 132.40%, risk free interest rate ranging from 1.12% to 1.56%, expected term of three years and a market price ranging from $0.65 to $1.06.  The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise and the fair value of the warrants issued is being amortized over the related notes.

Further, upon each exercise of the Warrants issued to investors, the Placement agent will receive a ten percent (10%) commission and a three percent (3%) non-accountable expense allowance, and will also be issued a three-year cashless warrant at an exercise price of $1.00, equal to 4.5% of the number of shares of common stock that such investor warrant was exercisable into.

Bridge Loans

During September 2008, the Company issued two notes payable in the aggregate amount of $50,000 (including a note issued to a shareholder of the Company for $25,000). The notes matured one year from the date of issuance. Additionally, the Company issued a $100,000 note payable in September 2008 which matured ninety days from the date of issuance.  The notes bear interest at 10% per annum and require the issuance of 300,000 shares of the Company’s common stock. The aggregate fair value of the 300,000 shares of the Company’s common stock was $150,000, or $0.50 per share.  The Company allocated a portion of the proceeds from the notes to the common stock based on the relative fair value of the notes and common stock.  The relative fair value of the common stock, which amounted to $75,000, was recorded as a discount to the notes. The discount was accreted to interest expense over the contracted term of the notes.

Upon maturity during the year ended March 31, 2009, the note for $100,000 was satisfied through the issuance of 200,000 shares of the Company’s common stock.

During the year ended March 31, 2010, one note for $25,000 plus interest was repaid at maturity and the remaining note in the amount of $25,000 was extended four times and is now due July 2010.  In connection with one extension, the Company issued 6,250 warrants to the debt holder, valued at $4,692. In accordance with ASC 470, the Company recorded the additional consideration given as a modification of the debt which was amortized over the extension period.  Such consideration has been included in the accompanying consolidated statement of operations for the year ended March 31, 2010.

During October, November and December 2008, the Company issued notes payable in the aggregate amount of $200,000 and warrants granting the holders the right to purchase up to 460,000 shares of common stock at $0.50 per share exercisable for a period of three years. The aggregate fair value of the warrants issued, amounted to $150,617, which was determined using the Black-Scholes option pricing model at a range of $0.32 and $0.33 per

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 8.                NOTES PAYABLE (CONTINUED)

warrant utilizing the following assumptions: expected volatility ranging from 105.15% to 110.91%, risk free interest rate ranging from 1.80% to 1.41%, expected term of three years and a market price of $0.50. The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise.  The notes had a three month term and bore interest at a rate of 5% per annum. The Company allocated a portion of the proceeds from the notes to the warrants.  The relative fair value of the warrants, which amounted to $84,420, was recorded as a discount to the notes.  The discount was accreted to interest expense over the contracted term of the notes.

A bridge loan note in the principal amount of $25,000 was paid in full at maturity in February 2009.

In April and May 2009, the remaining $200,000 in bridge notes in the aggregate amount of $175,000 scheduled to mature in January and February 2009 were extended to April and May 2009, respectively.  The maturity of the notes was later extended to June 2009.  In connection with the first extension, the Company issued 175,000 shares of common stock valued at $50,918 and in connection with the second extension; the Company issued 425,000 shares of common stock to the debt holders, valued at $191,250.  In accordance with ASC 470, during the year ended March 31, 2010, the Company recorded $146,250, as loss on deemed extinguishment of debt and $45,000 as a modification of debt, which was amortized over the extension period.  During the year ended March 31, 2009, the Company recorded 50,918 as a loss on deemed extinguishment of debt.  In July 2009, the $175,000 on bridge loans plus interest was repaid.

On October 22, 2008, the Company issued a note payable in the amount of $25,000 to the then CEO of the Company.  The note was due to mature one year from the date of grant and bore interest at a rate of 10% per annum. Interest expense amounted to $555 which was recorded as a component of interest expense in the accompanying consolidated statements of operations for the year ended March 31, 2009.  The note was paid in full on January 11, 2009.

NOTE 9.                STOCKHOLDER’S EQUITY

Amendment to Articles of Incorporation

In January 2010, shareholders of the Company holding more than a majority of the Company’s common stock approved an amendment to the Company’s certificate of incorporation to increase the number of shares of the Company’s Common Stock that the Company is authorized to issue from 80,000,000 shares of Common Stock, with a par value of $0.0001 per share, to 200,000,000 shares of Common Stock with a par value of $0.0001 per share (the “Amendment”). The Amendment was filed with the State of Delaware Secretary of State on January 21, 2010.

FINRA Notification on Stock Listing Eligibility

On January 22, 2010, the Company received notice from the Financial Industry Regulatory Authority (FINRA) that the shares of the Company’s common stock were no longer eligible for trading on the OTC Bulletin Board (“OTCBB”), as a result of the Company’s delayed filing of its’ Form 10Q for the quarter ended June 30, 2009.  The Company’s common stock is currently traded on the OTC “Pink Sheets”.

A market maker has filed a Form 15C2-11 with FINRA in order to enable the Company’s common stock to again be quoted on the OTCBB, although there can be no assurance that this will occur.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 9.                STOCKHOLDER’S EQUITY (CONTINUED)

Private Placement Offering — August 2007

On August 15, 2007, the Company offered for sale, pursuant to a Private Placement Memorandum, up to 24 units of the Company’s securities (the “Units”), each Unit consisting of 500,000 shares of the Company’s common stock at $250,000 per Unit, for an aggregate offering price of $6,000,000.

In connection with the Private Placement, the Company agreed to pay the placement agent (i) placement fees equal to 10% of the gross proceeds of the Private Placement and 3% of the gross proceeds of the Private Placement as a non-accountable expense allowance, which amounted to $780,000; (ii) an investment banking fee unrelated to the Private Placement in the amount of $75,000; (iii) issued 1,500,000 shares of the Company’s common stock, with a value of $0.01 per share; and (iv) granted warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share, valued at $400,273 utilizing the Black-Scholes option pricing model at $0.40 per warrant utilizing the following assumptions:  expected volatility of 100.77%, risk free interest rate of 5.09%, contractual term of six years and a market price of $0.50. The total fees incurred to the placement agent in connection with the Private Placement amounted to $1,270,273 and has been recorded in additional paid in capital.

The Company completed the Private Placement in June 2008 and sold 12,002,040 shares of its common stock for aggregate gross proceeds of $6,000,000 (net proceeds of $5,039,694). The Company incurred aggregate fees of $1,581,427 in connection with the Private Placement comprised of (i) $855,000 of cash paid to the placement agent; (ii) $90,307 of cash paid to other professionals, (iii) $15,000 for the value of the 1,500,000 shares of common stock issued to the placement agent; (iv) $400,273 for the value of the 1,000,000 warrants issued to the placement agent; and (iv) $220,847 for the value of warrants issued for legal services provided.

Registration Rights

In the event the Company files a registration statement with respect to any of its securities with the Securities and Exchange Commission (other than a registration statement on Form S-8 or S-4), the Company will, subject to the terms of a Piggyback Registration Rights Agreement entered into between the Company and each investor, register the maximum number of investor shares permitted pursuant to Rule 415 of the Act. The shares underlying the Units shall not be entitled to the aforesaid registration rights if those shares are then eligible to be sold pursuant to Rule 144 of the Securities Act.

Private Placement Offering — December 2008

In December 2008, the Company, in connection with a new Private Placement Memorandum (PPM), offered up to 15 Units at $50,000 per unit for an aggregate purchase price of $750,000. Each unit consisted of a $50,000 promissory note (see Note 8) and 10,000 shares of the Company’s common stock.  The terms of the promissory note required repayment of the principal on the earlier of (i) ninety (90) days from the date of the note, (ii) upon the closing of a subsequent financing or (ii) upon payment being received by the Company under certain conditions of the Dargavel contract.  Each promissory note required a $15,000 interest payment at maturity.  As a condition of the PPM, the closing on the sale of a minimum of $250,000 in units must be subscribed for before the offering can proceed in accordance with the terms of the PPM. The Company was required to pay the placement agent: (i) 10% of the purchase price of each unit sold; and (ii) 250,000 shares of the Company common stock upon the placement of the first $250,000 of units; an additional 312,500 shares upon the placement of the next $250,000; and (iii) an additional 312,500 shares upon the placement of the next $250,000.

In January 2009, the Company sold ten units in a private placement and, accordingly, issued promissory notes totaling $500,000 and issued 100,000 shares of common stock.    The notes bear interest of $150,000. Principal, plus all accrued and unpaid interest thereon, were due in April, 2009.  The relative fair value of the common stock, which amounted to $41,284, was recorded as a discount to the notes. This amount was accreted to interest expense over the contracted term of the notes.   The Company also issued 562,500 shares of its common

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 9.                STOCKHOLDER’S EQUITY (CONTINUED)

stock as fees to the placement agent related to the PPM, valued at $253,126.

Merger and Private Placement Offering — May 2009

On May 28, 2009 under the Merger Agreement as amended, (i) the stockholders of W2E surrendered all of the issued and outstanding shares of W2E capital stock and received, in exchange for 45,981,770 shares of common stock in the Company, referred to as “Pubco”; (ii) all warrants to purchase shares of W2E common stock outstanding immediately prior to the Merger were replaced with corresponding new warrants to purchase shares of Pubco common stock; (iii) the former stockholders of Pubco retained 1,000,000 shares of common stock of Pubco. The merger was accounted for as a reverse merger and recapitalization with the acquiring company being W2E.

Simultaneous with the Merger in May 2009, the Company also initiated a private placement offering (“May Private Placement”) of up to 4,000,000 units(“Units”). Each Unit consisted of (i) three shares of common stock, par value $0.001 per share and (ii) a three-year warrant to purchase three additional shares of common stock at an exercise price of $1.25 per share. The Company was attempting to raise $8,000,000 with this transaction. The initial closing of the May Private Placement was on May 28, 2009. The Company completed the offering in August 2009, after completing the sale of 600,250 Units at $2.00 per Unit.

The Units were offered on behalf of the Company by a Placement agent.  In connection with the offering the Company paid the placement agent commissions, non-accountable expense allowances and an investment banking fee totaling approximately $194,000 and incurred legal and other expenses totaling approximately $107,400.    Additionally, the Placement agent received warrants to purchase two million shares valued for an exercise price of $.01 per share upon conclusion of the offering in full settlement of all amounts due to the agent under the investment banking agreement.  Further, upon each exercise of the Warrants issued to investors, the Placement agent will receive a ten percent (10%) commission and a three percent (3%) non-accountable expense allowance, and will also be issued a three-year cashless warrant at an exercise price of $1.25, equal to 4.5% of the number of shares of common stock that such investor warrant was exercisable into.

Common Stock

The Company issued an aggregate of 135,020 shares of common stock in connection with the August 2007 Private Placement for gross proceeds of $66,510 (net proceeds of $56,364).

 On June 25, 2008, the Company issued 6,000,000 shares of common stock in connection with the acquisition of the 50% interest in EWE, valued at $3,000,000, or $0.50 per share.

 During June and August 2008, the Company issued an aggregate 702,560 shares of common stock in connection with consulting services rendered, valued at approximately $351,000. Accordingly, the Company recorded approximately $351,000 of consulting expense.  Also, in February 2009, the Company issued 50,000 shares of common stock in connection with consulting services rendered, valued at $0.45 per share.

 On September 17, 2008, the Company issued 200,000 shares of common stock with a fair value of $100,000 and a relative fair value of $50,000 in connection with the issuance of bridge loans payable (see Note 8).  On February 17, 2009, the Company issued 50,000 shares of common stock, with a value of $25,000 and a relative fair value of $12,500, in connection with the issuance of a bridge loan on September 4, 2008 (see Note 8).

 On December 17, 2008, the Company issued 200,000 shares of common stock, valued at $100,000, in connection with the satisfaction of a bridge loan payable.

 In January 2009, the Company issued 100,000 shares of common stock with a fair value of $45,000 and a relative fair value of $41,284, in connection with its December 2008 PPM.  The Company also issued 562,500

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 9.                STOCKHOLDER’S EQUITY (CONTINUED)

shares of its common stock as fees to the placement agent related to the PPM, valued at $253,125.

In February and March 2009, the Company issued 175,000 shares of common stock, in connection with the extension of the maturity of notes payable, valued at $78,750 (see Note 8).

In April 2009, the Company issued 150,000 shares of common stock in connection with the issuance of convertible notes during March 2009, valued at $40,299 (see Note 8).

In April 2009, the Company issued 50,000 shares of common stock with a fair value of $25,000 and a relative fair value of $12,500 in connection with the issuance of a $25,000 promissory note issued in September 2008 (See Note 8).

In April 2009, the Company issued 375,000 shares of common stock with a fair value of $168,750 and a relative fair value of $100,746 in connection with the issuance of convertible notes.

In April 2009, the Company issued 75,000 shares of common stock with a fair value of $33,750 and a relative fair value of $20,149 in connection with the issuance of convertible notes to a related party.

On April 22, 2009, the Company issued 500,000 shares of common stock in connection with consulting services rendered, valued at $0.45 per share.  Accordingly, the Company recorded $225,000 of consulting expense during the year ended March 31, 2010.

On April 22, 2009, the Company issued 500,000 shares of common stock in connection with identifying its merger candidate, valued at $0.45 per share. Accordingly, the Company recorded $225,000 of expense during the year ended March 31, 2010.

On April 22, 2009, the Company issued 1,000,000 shares of common stock in connection with the extension of the maturity dates of certain notes payable related to the December 2008 Private Placement Memorandum, which were repaid during the year ended March 31, 2010, valued at $450,000.  Also in April 2009, the Company issued 425,000 shares of common stock in connection with the extension of the maturity dates of certain notes payable, valued at $191,250 (see Note 8).  The Company recorded the cost as a loss on deemed extinguishment of debt in accordance with ASC 470 (see Note 8).

On April 22, 2009, the Company issued 100,000 shares of common stock, to consultants in connection with the extension of a bridge loan, valued at $0.45 per share.  These costs have been recorded as deferred financing costs which are being amortized over the term of the notes.

On April 30, 2009, the Company issued 50,000 shares of common stock in connection with consulting services rendered, valued at $0.45 per share.  Accordingly, the Company recorded $22,500 of consulting expense during the year ended March 31, 2010.

On May 4, 2009, the Company issued 750,000 shares of common stock in connection with consulting services rendered, valued at $0.45 per share.  Accordingly, the Company recorded $337,500 of consulting expense during the year ended March 31, 2010.

In May 2009, in connection with the reverse merger, Maven Media had 3,000,000 shares of common stock issued and outstanding.  As of the merger date, 2,000,000 shares were canceled and 1,000,000 were reissued in the new company.

During the period from May 2009 through August 2009, the Company issued 1,800,750 shares of common

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 9.                STOCKHOLDER’S EQUITY (CONTINUED)

stock in connection with equity units sold in the May 2009 Private Placement Offering, valued at $1,200,464.  The Company issued 2,500,000 shares of common stock with a fair value of $2,318,960 and a relative fair value of $1,148,451 in connection with the issue of promissory notes and debentures between June 2009 and August 2009.

In August 2009, the Company entered into a consulting agreement for consideration of 200,000 shares of common stock. The agreement required that 100,000 shares be issued at inception of the agreement and the remaining 100,000 shares be issued in February 2010.  The value of the shares at the date of the agreement was $230,000 which is being amortized over the one year life of the agreement.  Consulting expense totaled $141,538 for the year ended March 31, 2010.  As of March 31, 2010, only 100,000 shares have been issued to date and the remaining 100,000 shares were issued in April 2010.

In October, 2009, the Company issued 183,335 shares in connection with the exercise of 200,000 warrants at an exercise price of $0.10 per share in a cashless exercise.

In October 2009, the Company issued 1,981,391 shares in connection with the exercise of 2,000,000 warrants at an exercise price of $.01 per share in a cashless exercise.

In October, 2009, the Company entered into a settlement agreement with a consultant.  This agreement required that the Company pay $35,000 and issue 42,000 shares of common stock to the consultant in exchange for full settlement of all outstanding bills. The value of the shares issued charged to expense during the period was $44,520.

On March 1, 2010, the Company entered into a settlement agreement with three investors.  This agreement required the Company to exchange the debt obligation ($120,000 plus unpaid interest) for 260,317 shares of common stock and warrants.  The number of shares issued was determined by the principal balance plus unpaid interest divided by the conversion price of $0.50.  The value of the common stock ($195,238) plus warrants ($122,574) issued exceeded the amount owed to the note holders by $187,654.  The excess consideration on the settlement was charged to loss on extinguishment of debt and included in the consolidated statement of operations during the year ended March 31, 2010.

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

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 9.                STOCKHOLDER’S EQUITY (CONTINUED)

Common Stock Purchase Warrants

From time to time the Company issues warrants to purchase shares of common stock to investors, employees and non-employees for services rendered; each warrant represents the right to purchase one share of common stock during the warrant period, at a predetermined exercise price, ranging from $.01 to $1.25.  Historically, warrants have been issued with terms ranging from one to six years and are generally, but not always, exercisable immediately upon issuance.  Warrants currently outstanding expire on various dates through October 31, 2014.  The Company accounts for these warrants as equity instruments in accordance with the Contracts in Entity’s Own Equity provision of ASC 815, Derivatives and Hedging, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock”.

Warrant activity for the period from April 1, 2008 to March 31, 2010 is as follows:

		Average
	Number of	Exercise
	Warrants	Price
Outstanding at April 1, 2008	2,500,000	$0.54
Granted	8,910,000	0.58
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2009	11,410,000	$0.57
Granted	22,032,770	0.93
Exercised	(2,200,000)	0.02
Forfeited	(1,000,000)	0.75
Outstanding at March 31, 2010	30,242,770	$0.67

Weighted average fair value granted during the year ended March 31, 2010		$0.93

The expected term of warrants granted to employees represents the average period the warrants are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The Company used this approach as it did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock options for the year ended March 31, 2010 was determined by examining the historical volatilities of the Company’s stock plus industry peers.  The Company used a blended weighted average of the historical volatilities of the Company’s industry peers when the life of the warrants was greater than the Company’s stock trading life.  The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 9.                STOCKHOLDER’S EQUITY (CONTINUED)

Warrants issued to Non-Employees

On September 15, 2008, the Company issued warrants to purchase a total of 900,000 shares of the Company’s common stock to consultants for services previously rendered at an exercise price of $0.50.  The warrants expire on September 15, 2013 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $335,214, was determined using the Black-Scholes option pricing model at $0.37 per warrant utilizing the following assumptions: expected volatility of 98.16%, risk free interest rate of 2.59%, contractual term of five years and a market price of $0.50.

On November 25, 2008 the Company issued warrants to purchase 200,000 shares of the Company’s common stock to a consultant for services previously rendered subsequent to March 31, 2008 at an exercise price of $0.50.  The warrants expire on November 25, 2011 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $66,562, was determined using the Black-Scholes option pricing model at $0.33 per warrant utilizing the following assumptions: expected volatility of 109.83%, risk free interest rate of 1.41%, expected term of three years and a market price of $0.50.

On December 10, 2008 the Company issued warrants to purchase 200,000 shares of the Company’s common stock to a consultant for services previously rendered at an exercise price of $0.50.  The warrants expire on December 10, 2011 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $66,927, was determined using the Black-Scholes option pricing model at $0.33 per warrant utilizing the following assumptions: expected volatility of 110.91%, risk free interest rate of 1.21%, expected term of three years and a market price of $0.50.

As more fully discussed in Note 10, the Company issued warrants to purchase 1,300,000 shares of the Company’s common stock to two consultants for services previously rendered. The fair value of the warrants amounted to $440,686.

On March 31, 2009, the Company issued warrants to purchase 250,000 shares of the Company’s common stock for legal services rendered at an exercise price of $0.50.  The warrants expire on March 31, 2014 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $87,651, was determined using the Black-Scholes option pricing model at $0.35 per warrant utilizing the following assumptions: expected volatility of 110.04%, risk-free interest rate of 1.67%, contractual term of five years and a market price of $0.45.

On March 31, 2009 the Board of Directors approved the granting of warrants to purchase 2,000,000 shares of the Company’s common stock to a consultant for recognition of services rendered at an exercise price of $0.50.  The warrants were issued on April 2, 2009, with an expiration date of April 2, 2014 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $701,541, was determined using the Black-Scholes option pricing model at $0.35 per warrant utilizing the following assumptions: expected volatility of 110.04%, risk-free interest rate of 1.74%, contractual term of five years and a market price of $0.45. At March 31, 2009, the accompanying balance sheet includes $701,541 of accrued expenses, related to these warrants.

On August 19, 2009, the Company issued warrants to purchase 2,000,000 shares of the Company’s common stock to its placement agent in connection with the settlement of all amounts due under the previous investment banking agreement.  The warrants were granted with an exercise price of $.01.  The warrants were to expire on August 19, 2012 and contained a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $2,002,335, was determined using the Black-Scholes option pricing model at $1.0012 per warrant utilizing the following assumptions: expected volatility of 124.2%, risk-free interest rate of 1.54%, contractual term of three years and a market price of $1.01.  The value of the warrants was recorded as a cost of capital for the year ended March 31, 2010.  On October 9, 2009, the placement agent exercised the 2,000,000 warrants that were issued in September 2009 at a price of $.01 per share into common shares in a cashless exercise.  The Company issued 1,981,391 shares of common stock as a result of this transaction.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 9.                                                 STOCKHOLDER’S EQUITY (CONTINUED)

In connection with the extension of debt maturities, in November 2009 the Company issued 146,003 warrants with an exercise price of $1.00.  The warrants have a three year term and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting  to $109,606, was determined using the Black-Scholes option pricing model at $0.75 per warrant utilizing the following assumptions: expected volatility of 131.6%, risk-free interest rate ranging from 1.24% to 1.25%, contractual term of three years and a market price of $1.00 (see Note 8).

In connection with the Company’s sale of Convertible Debentures during the year ended March 31, 2010 (see Note 8), the Company issued warrants on a one-for one basis for each dollar invested. A total of 7,133,847 warrants were issued during the year which are exercisable over a three-year period at an exercise price ranging from $2.00 to $1.00.  The warrants contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $4,408,186, was determined using the Black-Scholes option pricing model ranging from $0.30 to $0.71 per warrant utilizing the following assumptions: expected volatility ranging from 108.87% to 132.40%, risk-free interest rate ranging from 1.12% to 1.56%, contractual term of three years and a market price ranging from $0.65 to $1.06.

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

On March 1, 2010, the Company issued 260,317 warrants in connection with a debt settlement.  The warrants were exercisable over a three year period with an exercise price of $1.00.  The fair value of the warrants issued, amounting to $122,574, was determined using the Black-Scholes option pricing model at $0.47 per warrant utilizing the following assumptions: expected volatility of 112.38%, risk-free interest rate of 1.34%, contractual term of three years and a market price of $0.75.   The value of the shares were charged to loss on extinguishment of debt during the year ended March 31, 2010 (see Note 8).

The Company recorded $86,028, and $1,698,580 of consulting expense during the year ended March 31, 2010 and March 31, 2009, respectively, relating to these awards.

Warrants Issued to Employees

On June 20, 2008, the Company issued warrants to purchase a total of 800,000 shares of the Company’s common stock to employees as a signing bonus at an exercise price of $0.50.  The warrants expire on June 20, 2013 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $222,092, was determined using the Black-Scholes option pricing model at $0.28 per warrant utilizing the following assumptions: expected volatility of 92.86%, risk free interest rate of 3.17%, expected term of three years and a market price of $0.50.

On September 15, 2008 the President and COO was issued warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.50.  The warrants expire on September 15, 2013 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $292,437, was determined using the Black-Scholes option pricing model at $0.29 per warrant utilizing the following assumptions: expected volatility of 100.75%, risk free interest rate of 2.01%, expected term of three years and a market price of $0.50.

In 2008, the Company issued warrants to purchase 2,000,000 shares and 300,000 shares of the Company’s common stock to its CEO and VP, respectively at an exercise price of $0.50 and contain a provision allowing for a cashless exercise.  The warrants expire on various dates between February 2010 and October 2013.  The fair value of the warrant issued, amounting to $632,348, was determined using the Black-Scholes option pricing model at

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 9.                                                 STOCKHOLDER’S EQUITY (CONTINUED)

$0.27 per warrant utilizing the following assumptions:  expected volatility of 93.20%, risk free interest rate of 1.94%, expected term of three years and a market price of $0.50.  The full value of the the warrants was recorded in compensation expense during the year ended March 31, 2009 as all warrants were fully vested upon issuance.

As more fully described in Note 6, in June 2008, the Company issued warrants to purchase 1,500,000 shares of the Company’s common stock in connection with its acquisition of the 50% interest in EWE. The fair value of these warrants amounted to $259,531.

On March 31, 2009 the Board of Directors approved the granting of warrants to purchase 2,000,000 shares of the Company’s common stock to the CEO as a bonus for services rendered at an exercise price of $0.50.  The warrants were issued on April 2, 2009, with an expiration date of April 2, 2014 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $541,242, was determined using the Black-Scholes option pricing model at $0.27 per warrant utilizing the following assumptions: expected volatility of 110.05%, risk-free interest rate of 1.25%, expected term of three years and a market price of $0.45.  At March 31, 2009, the accompanying balance sheet includes $541,200 of accrued expenses, related to these warrants.

On March 31, 2009 the Board of Directors approved the granting of warrants to purchase 1,400,000 shares of the Company’s common stock to the President and COO as a bonus for services rendered at an exercise price of $0.50.  The warrants were issued on April 2, 2009, with an expiration date of April 2, 2014 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $378,870, was determined using the Black-Scholes option pricing model at $0.27 per warrant utilizing the following assumptions: expected volatility of 110.05%, risk-free interest rate of 1.25%, expected term of three years and a market price of $0.45. At March 31, 2009, the accompanying balance sheet includes $378,840 of accrued expenses, related to these warrants.

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

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 9.                                                 STOCKHOLDER’S EQUITY (CONTINUED)

expected term of three years and a market price of $0.45.

On October 1, 2009, the Company granted warrants to purchase 1,000,000 shares of the Company’s common stock to an employee at an exercise price of $0.67 in connection with an employment agreement. The warrants issued vest over a three year period.  The warrants expire on October 1, 2014 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $882,600, was determined using the Black-Scholes option pricing model at $0.88 per warrant utilizing the following assumptions: expected volatility of 131.63%, risk free interest rate of 1.36%, expected term of three years and a market price of $1.06.  The Company recorded $147,100 of compensation expense for the year ended March 31, 2010 in connection with these warrants.

On October 30, 2009, the Company granted warrants to purchase 100,000 shares of the Company’s common stock to an employee at an exercise price of $0.67 in recognition of continued service to the Company.  The warrants expire on October 30, 2012 and contain a provision allowing for a cashless exercise.  The fair value of the warrants issued, amounting to $70,530 was determined using the Black-Scholes option pricing model at $0.71 per warrant utilizing the following assumptions: expected volatility of 143.91%, risk free interest rate of 0.90%, expected term of two years and a market price of $1.01.  The fair value of the warrants was expensed at the time of issuance as they vested immediately.

The Company recorded $329,640 and  $2,713,048 of compensation expense during the year ended March 31, 2010 and March 31, 2009, respectively, relating to these awards.

Cancellation of Warrants

In October 2009, the Company cancelled 1,000,000 warrants that had previously been issued as partial consideration for the acquisition of Enerwaste Europe.  The warrants were re-issued earlier in 2009 to the same party, but in a different name, and accordingly the originally issued warrants were cancelled.

Warrants issued in Connection with Bridge Loans

During October, November and December 2008 the Company issued warrants granting the certain note holders the right to purchase up to 460,000 shares of common stock at $0.50 per share exercisable for a period of three years. The aggregate fair value of the warrants issued, amounted to $150,617, which was determined using the Black-Scholes option pricing model at a range of $0.32 and $0.33 per warrant utilizing the following assumptions: expected volatility ranging from 105.15% to 110.91%, risk-free interest rate ranging from 1.41% to 1.80%, contractual term of three years and a market price of $0.50. The notes have a three month term and bear interest at a rate of 5% per annum. The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise (see Note 8).

Warrants issued in connection with May 2009 Private Placement Offering

During the period May 2009 through August 2009, the Company issued warrants to purchase 1,800,750 shares of common stock at an exercise price of $1.25 per share, in connection with the equity units sold in the May 2009 Private Placement Offering.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 9.                                                 STOCKHOLDER’S EQUITY (CONTINUED)

Warrants issued in connection with October 2009 Private Placement Offering

In connection with the October 2009 Private Placement Offering (see Note 8), as of March 31, 2010 the Company issued warrants to purchase 7,133,847 shares of common stock.  As more fully described in Note 8, 6,348,547 warrants were originally issued at an exercise price of $2.00.  Pursuant to a waiver agreement the exercise price of the warrants were reduced to $1.00.  The residual warrants totaling 785,300 all were issued at an exercise price of $1.00.  All warrants issued expire three years from issuance.

In connection with the Private Placement (See Note 8), the Company agreed to pay the placement agent in addition to fees paid out of closing, warrants to purchase up to 4.5% of the fully diluted outstanding shares of the Company’s common stock proportionate to the amount of Debentures sold with an exercise price of $0.01 per share.  During the year ended March 31, 2010, the placement agent earned 1,741,853 warrants pursuant to the agreement. Further, upon each exercise of the Warrants issued to investors, the Placement agent will receive a ten percent (10%) commission and a three percent (3%) non-accountable expense allowance, and will also be issued a three-year cashless warrant at an exercise price of $1.00, equal to 4.5% of the number of shares of common stock that such investor warrant was exercisable into.

Details of outstanding shares of common stock are as follows:

Shares

Shares of Pubco at March 31, 2009	3,000,000
Cancellation of Pubco shares at merger date	(2,000,000)
Recapitalized shares of W2E’s stockholders at exchange (1:1)	41,152,100
Issuance of shares in connection with notes payable	4,575,000
Issuance of shares in connection with consulting agreements	2,000,000
Issuance of shares in connection with May 2009 private placement	1,800,750
Issuance of shares in connection with warrant exercises	2,164,726
Issuance of shares in connection with settlement of accounts payable	42,000
Cancellation and return of shares	(2,450,000)
Issuance of shares in connection with debt settlement	260,317
Common stock outstanding at March 31, 2010	50,544,893

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 10.                                          COMMITMENTS AND CONTINGENCIES

Income Tax Liabilities

At March 31, 2010 and 2009, the Company has included in income taxes payable an accrual of approximately $127,000, inclusive of interest and penalties of approximately $25,000, that relate to EWI for the period prior to its acquisition.  Such amounts are included in current liabilities from discontinued operations in the accompanying consolidated balance sheets.

Litigation

In December 2009, the Company was named in a Complaint filed in the State of New York by a former consultant to the Company.  The Complaint alleges Breach of Contract, Breach of the Covenant of Good Faith and Fair Dealing and Promissory Estoppel related to a consulting agreement entered into between the Company and the Claimant.  The complaint initially sought damages of $500,000 plus punitive damages. The Company denies the allegation contained in the Complaint and intends to vigorously defend the matter and otherwise enforce its rights with respect to the matter.  The Company has retained counsel and has responded to the Complaint.  Both parties have now agreed to arbitrate the matter, and the filings to commence the arbitration process have been made by both parties.  The damage claim has been modified to a range of $150,000 to $300,000  based on joint arbitration filings.  There can be no assurance of the outcome of this matter.

Occupancy Agreement

In April 2010, the Company entered into a five year lease agreement for office space in Greenville, SC for the Company’s headquarters.  The lease is to commence upon the landlord completing a buildout of the leased space.  Upon completion of the buildout and the Company taking occupancy of the space, the Company will be committed to aggregate lease payments over a five year period totaling approximately $400,000.   The Company also rents other facilities on a month-to-basis.

The Company recorded $312,845 and $240,056 of rent expense during the year ended March 31, 2010 and 2009, respectively.

Employment Agreements

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

At March 31, 2010, the Company has unpaid fees totaling $145,833 to its current CEO, related to unpaid compensation under the CEO’s employment agreement and unpaid fees totaling $542,000 to its former CEO and current chairman of the board, related to unpaid compensation and severance pay (See Note 11).  At March 31, 2009, the Company has unpaid fees totaling $187,500 to its former CEO and now chairman of the board, related to unpaid compensation and unpaid fees totaling $103,124 to its current CEO, related to unpaid compensation prior to being CEO. The unpaid fees are included in due to related parties in the consolidated balance sheets.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 10.                                          COMMITMENTS AND CONTINGENCIES (CONTINUED)

Transition Agreement

On May 28, 2009, the Company, Christopher d’Arnaud-Taylor (“Mr. d’Arnaud-Taylor”) and Peter Bohan entered into a Transition Agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. d’Arnaud-Taylor agreed that, effective on the final closing of the May Private Placement, he would resign as Chief Executive Officer of the Company and at such time his employment agreement with the Company would be terminated. He will continue to serve as a director of the Company. Mr. d’Arnaud-Taylor entered into a consulting agreement, dated as of May 28, 2009 (the “Consulting agreement”). Pursuant to the Consulting Agreement, which became effective upon the final closing of the May Private Placement, Mr. d’Arnaud-Taylor will serve as a consultant to W2E Group Holdings and shall be paid an annual fee of $300,000. The Company has guaranteed the payments due to Mr. d’Arnaud-Taylor pursuant to the Consulting Agreement. Upon his resignation, Mr. Bohan will become the Company’s Chief Executive Officer. In September 2009, the Company amended the Transition Agreement such that Mr. Taylor would resign upon termination of the May Private Placement. This was effective September 4, 2009 and Mr. Bohan assumed the role of CEO as of that date. The Company recorded an accrual of $300,000 for severance to Mr. Taylor in connection with his departure and the terms of his employment agreement. This is included as a component of due to related parties in the consolidated balance sheet as of March 31, 2010 (see Note 11).

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 10.                                          COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting and Other Agreements

On September 15, 2008, the Company entered into a consulting agreement with Atlantic Strategic Advisors, LLC (“ASA”) whereby ASA will provide consulting services to assist in the business of the Company, including, without limitation, evaluating particular contracts or transactions or executing certain administrative assignments.  The agreement calls for ASA to be paid $15,000 a month and terminates on September 30, 2009.  In addition, ASA was granted 1,000,000 warrants to purchase the Company’s common stock at an exercise price of $0.50 for previous services rendered as full and final payment. The warrants expire on June 30, 2013. The fair value of the warrants issued, amounting to $364,427, was determined using the Black-Scholes option pricing model at $0.36 per warrant utilizing the following assumptions: expected volatility of 93.29%, risk free interest rate of 3.57%, contractual term of five years and a market price of $0.50.   During the year ended March 31, 2009, the warrants resulted in consulting expenses of $364,427.

On May 1, 2008, the Company entered into an agreement with a consultant whereby to assist the Company in identifying and introducing persons and entities who may be willing to make debt or equity investments in the Company. The agreement expired on October 31, 2008. Under the terms of the agreement, in full satisfaction of services previously rendered by the consultant, the Company issued (a) warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.75 per share, expiring on May 1, 2011, which contain a provision allowing for a cashless exercise and (b) 300,000 shares of the Company’s common stock, valued at $0.50 per share. In consideration for services to be rendered, the Company will pay the consultant a fee equal to five percent of the gross proceeds received by the Company in connection with a transaction. The Company has also agreed to advance $5,000 per month against such fee. The fair value of the warrants issued, amounting to $76,259, was determined using the Black-Scholes option pricing model at $0.25 per warrant utilizing the following assumptions: expected volatility of 92.95%, risk free interest rate of 2.53%, contractual term of three years and a market price of $0.50.  During the year ended March 31, 2009, the warrants resulted in consulting expenses of $76,259.

On November 4, 2008 the Company entered into a one year agreement with the Consultant whereby he will identify and introduce entities to the Company who may be willing to purchase the Company’s proprietary waste to energy plants.  He will also screen and qualify potential customers. Should such customer purchase a BOS or other waste to energy plant, he will be paid a finder’s fee of ten percent (10%) of the purchase based on certain criteria contained in the agreement.

Investment Banking Agreement

On March 30, 2009, the Company entered into an agreement with a registered broker dealer (“Placement agent”) whereby the Placement agent will assist the Company with its investment banking requirements which includes assistance with mergers, acquisition and internal capital structuring, as well as the placement of new debt and/or equity issues. The Placement agent will also assist the Company in placing up to $8 million of the Company’s securities (the “Offering”).

The Company is required to pay the Placement agent a retainer of $400,000 upon the achievement of certain milestones. In connection with the Offering, the Company agreed to pay the Placement agent (i) placement fees equal to 10% of the gross proceeds of the Offering and 3% of the gross proceeds of the Offering as a non-accountable expense allowance; and (ii) issue 3,304,670 shares of the Company’s common stock.

In September 2009, the May Private Placement was terminated.  The Placement agent was previously issued 3,304,670 shares of the Company’s common stock for services rendered in connection with the Offering.  Subsequent to the issuance, the common shares were canceled and exchanged with warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.01.  The warrants expire on August 19, 2012 and contain a provision allowing for a cashless exercise. The fair value of the warrants issued, amounting to $2,002,335, was determined using the Black-Scholes option pricing model at $1.0012 per warrant utilizing the following assumptions: expected volatility of 124.20%, risk free interest rate of 1.54%, contractual term of three

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 10.                                          COMMITMENTS AND CONTINGENCIES (CONTINUED)

years and a market price of $1.01.  The warrants were exercised on a cashless basis resulting in the issuance of 1,981,391 shares of common stock in October 2009 (see Note 9).

Dargavel Contract Cost Dispute

During the course of the construction of the Dargavel plant, the Company and its customer encountered a number of significant issues that have resulted in delays and cost increases to the project.  These issues include the Icelandic economy collapse, project scoping changes, and changes required by engineers hired by the customer and the Scottish Environment Protection Agency (“SEPA”).  These issues have resulted in substantial increases to the costs to complete this project.  The customer had made claims against the Company for damages and counterclaims were made against the customer.  In April 2010, both parties reached a settlement agreement whereby neither party is obligated to pay the other any further amounts related to this contract.  The Company is committed to bringing the project to final completion per the specifications of the original agreement (see Note 4).

NOTE 11.                                          RELATED PARTY TRANSACTIONS

Consulting Agreements

On February 1, 2008, the Company entered into a consulting agreement with J. Douglas Pitts (“Pitts”), whereby Pitts would serve as the Company’s President and COO.  The agreement is for a one-year term, unless terminated sooner. Under the terms of the agreement, Pitts will receive a salary of $18,950 per month. In addition, Pitts was granted warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years at an exercise price of $0.75 per share.  On February 1, 2009 the Company did not extend its agreement with Pitts.  (See Note 10 for litigation discussion).

Deferred compensation

On various dates since 2008, certain officers, directors and other employees have deferred receipt of salary payments.  As of March 31, 2010 and 2009, included as a component of due to related parties in the Company’s consolidated balance sheet were amounts due to Mr. Taylor totaling approximately $542,500 and $187,500, respectively, and amounts due to Mr. Bohan totaling approximately $146,000 and $103,000, respectively.  Included in the amounts due Mr. Taylor for the year ended March 31, 2010, are $300,000 for severance pursuant to his previous employment agreement which terminated September 4, 2009 and $30,000 of fees deferred under his consulting agreement since inception of the agreement.  All amounts due to related parties are non-interest bearing.

Related party advances

During the year ended March 31, 2010, an entity controlled by Mr. Taylor advanced funds to pay certain expenses of the Company and for operations.  The advances are not interest bearing and are due on demand.  At March 31, 2010, $91,500 is unpaid and included in due to related party on the accompanying consolidated balance sheet.

Forgiveness of Promissory Note Payable

On June 18, 2008, as part of the acquisition of the remaining 50% of EWE (as more fully discussed in Note 6), EWE entered into a promissory note in the amount of $642,732 with various parties related to IE, bearing no interest, with principal to be paid in full upon reaching one of the Milestones, but no later than December 31, 2008.  On March 14, 2009, IE forgave the $642,732 promissory note due to them and W2E was released from its guaranty of the note and accordingly it has been recorded as an increase in additional paid in capital in the accompanying consolidated statement of stockholders’ equity.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 12.                                          INCOME TAXES

The domestic and foreign components of income (loss) before income taxes from continuing operations are as follows:

	Year ended March 31,
	2010	2009
Domestic	$(9,626,553)	$(9,029,914)
Foreign	(2,094,116)	(12,278,843)
Income (loss) from continuing operation before provision for income taxes	$(11,720,669)	$(21,308,757)

The provision (benefit) for income taxes from continuing operations is as follows:

	Year ended March 31,
	2010	2009
Current tax provision (benefit):
U.S. Federal	$—	$(77,449)
State and local	—	—
Foreign	—	—
Total current	—	(77,449)

Deferred tax provision (benefit):
U.S. Federal	(4,004,918)	(7,501,973)
State and local	—	—
Foreign	(125,750)	—
Valuation Allowance	4,130,668	3,711,200
Total current	—	(3,790,773)

Total provision	$—	$(3,868,222)

Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant temporary differences at March 31, 2010 and 2009 are as follows:

	Year ended March 31,
	2010	2009
Deferred tax asset
Net operating loss carryforward	$5,452,760	$1,580,800
Warrants	2,004,100	1,850,300
Common Stock issued for consulting fees	—	146,000
Amortization of discount on notes payable	(4)	72,900
Provision for loss on Contract in Progress	28,700	—
Depreciation	18,096	—
Loss on deemed extinguishment of debt	129,700	—
Accrued Management Fees	208,500	61,200
Total deferred tax asset	7,841,852	3,711,200
Less valuation allowance	(7,841,852)	(3,711,200)
Total net deferred tax asset	$—	$—

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 12.                                          INCOME TAXES (CONTINUED)

The following is a reconciliation of the U.S. statutory income tax rate to the effective tax rate from continuing operations:

	Year ended March 31,
	2010	2009
U.S. statutory rate	(34.00)%	(34.00)%
State and local taxes, net of federal benefit	(3.00)%	(5.00)%
Change in fair value of embedded derivative	(10.95)%	—
Amortization expense related to embedded derivatives	7.05%	—
Gain on legal settlement	(4.77)%	—
Foreign tax rate differential	5.90%	—
Change in Valuation Allowance	35.24%	17.42%
Permanent differences and other	4.53%	3.43%

Effective income tax rate	0.00%	(18.15)%

The Company is subject to tax in Iowa, New York and South Carolina and is expected to apportion income under the single, sales/gross receipts, factor for all three states. Since there were no US sales for the year ended March 31, 2010, the apportionment of income is zero and, therefore, the effective tax rate zero. Within New York State, the Company has nexus with New York City which recognizes a three factor formula of apportioning income. The apportionment percentage is 52.13 and the tax rate is 8.85%, thereby producing an effective tax rate of 3%.

The Company recognized a deferred tax asset of approximately $7,842,000 as of March 31, 2010, primarily relating to net operating loss carry forwards of approximately $14,034,000 available to offset future taxable income through 2030. Due to changes in ownership, these federal net operating loss carryforwards are subject to annual limitations in their use in accordance with Internal Revenue Code Section 382.  Accordingly, the extent to which the loss carry forwards can be used to offset future taxable income may be limited.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company then continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Subsidiaries operate in different countries and are subject to taxation in separate jurisdictions. Therefore, we are required to calculate and provide for income taxes in each of the separate jurisdictions on a global basis and the net operating losses of unprofitable entities cannot be used to offset the income of more profitable entities. This involves making judgments regarding the recoverability of deferred tax assets which can affect the overall effective tax rate. In addition, changes in the geographic mix or estimated level of income can affect the overall effective tax rate.

The expiration of the company’s U.S. net operating losses is as follows:

2028	$730,000
2029	3,323,584
2030	9,980,314
Total	$14,033,898

The Company enters into certain inter-company transactions which involve considerations of transfer pricing implications.  Although a formal transfer pricing study was not undertaken, the Company does not foresee any transfer pricing issues.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 13.                                          SUBSEQUENT EVENTS

Senior Convertible Debentures

On various dates between April 1, 2010 and June 28, 2010, the Company issued Senior Convertible Debentures in the aggregate gross amount of $2,355,300 in a private placement.  Net of placement agent fees the Company received proceeds of $1,931,345.  The notes bear interest at a rate of 12% per annum and are due one year from date of issue. The notes are convertible into one share of common stock with a conversion price of $0.50.  Also, for each dollar invested, a warrant was issued which entitles the note holder to purchase one share of common stock for an exercise price of $1.00 per share.  In connection with the issuance, the Company paid a placement agent $235,530 (10% of the amount of the notes issued) and a non-accountable expense allowance equal to $70,659 (3% of the amount of the notes issued).  An amount of $282,636 was placed into an escrow account at closing which represents the 12% interest to be paid on the notes. Additionally, proceeds from this debt issuance were used to repay a $50,000 debenture plus accrued interest (see Note 8).

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 13.                                          SUBSEQUENT EVENTS (CONTINUED)

On April 20, 2010, the Company entered into an agreement with a noteholder to exchange a note payable with a principal amount of $45,000 plus accrued interest into a 12% Senior Convertible Debenture with a face value of $48,966.  The Company did not pay any placement agent fees related to the issuance of this Convertible Debenture.  The Company deposited $5,875.92 into escrow representing the 12% interest to be paid on the note per the terms of the debenture in May 2010.

Exchange of Debt for Equity

On April 15, 2010, the Company entered into an exchange agreement with a noteholder whereby in exchange for the cancellation of a note payable with a principal balance of $25,000 plus accrued interest the Company agreed to issue 57,849 shares of common stock and a warrant to purchase 57,849 shares of common stock at an exercise price of $1.00 per share.  The warrant agreement has a term of three years from date of issue.

Extension of Debt Maturities

On April 1, 2010, the Company entered into extension agreements with the holders of notes payable in the amount of $404,000 whereby the due date of the notes payable plus accrued interest has been extended to July 1, 2010.  There was no additional consideration provided by the Company in exchange for the agreement to extend the maturity dates.  The Company expects to repay these notes using proceeds from borrowings or cash from operations.

On May 25, 2010, the Company entered into an extension agreement with a noteholder for two notes in the aggregate principal amount of $375,000 whereby the due date of the notes payable plus accrued interest has been extended to July 1, 2010.  There was no additional consideration provided by the Company in exchange for the agreement to extend the maturity dates.  The Company agreed to remit interest due as of the date of the extension agreement totaling $30,822.  Interest going forward will accrue from the date of the extension agreement until the date of repayment.  The Company expects to repay these notes using proceeds from borrowings or cash from operations.

Issuance of Common Stock

In April 2010, the Company issued 260,317 shares of common stock in connection with debt exchange agreements entered into dated March 1, 2010 with a value of $0.75 per share.

In April 2010, the Company issued 100,000 shares of common stock to a consultant as required by an agreement entered into in August 2009 (see Note 9) valued at $1.15 per share.

Issuance of Warrants

On April 1, 2010, the Company entered into a consulting agreement for services to be rendered over a one year period.  In exchange for services to be provided the Company issued a warrant to purchase 500,000 shares of common stock at an exercise price of $0.50 and contain a provision allowing for a cashless exercise.  The warrants expire on April 1, 2013.  The fair value of the warrants issued, amounting to $213,801, was determined using the Black-Scholes option pricing model at $0.43 per warrant utilizing the following assumptions:  expected volatility of 113.91%, risk free interest rate of 1.63%, expected term of three years and a market price of $0.60.

On April 1, 2010, the Company entered into a consulting agreement for services to be rendered over a one year period.  In exchange for services to be provided the Company issued a warrant to purchase 750,000 shares of common stock at an exercise price of $0.50.  The warrants expire on April 1, 2013.  The fair value of the warrants issued, amounting to $320,701, was determined using the Black-Scholes option pricing model at $0.43 per warrant utilizing the following assumptions:  expected volatility of 113.91%, risk free interest rate of 1.63%, expected term of three years and a market price of $0.60.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 13.                                          SUBSEQUENT EVENTS (continued)

New Agreements

In May 2010, the Company entered into a supply agreement with Ascot Environmental, providing a framework for supply of components to Ascot for future waste to energy projects, including software, services and equipment.  The term of the supply agreement is fifteen years unless terminated earlier by mutual agreement of both parties.

In May 2010, Waste2Energy Group Holdings PLC, Waste2Energy Engineering Limited, Waste2Energy Technologies International Limited, each of which are subsidiaries of Waste2Energy Holdings, Inc., entered into a Manufacturing Agreement with SHBV (Hong Kong) LTD (“SHBV”), dated May 19, 2010 (the “Manufacturing Agreement”).   The term of the Manufacturing Agreement is for ten years (from May 19, 2010), unless it is extended by the Company for an additional five years or it is terminated sooner pursuant to its terms.  Pursuant to the Manufacturing Agreement the Company agreed that for the term of the Agreement it would grant SHBV an irrevocable and non-transferable license to manufacture components of W2E’s cBOS and sBOS products (the “W2E Products”) exclusively for W2E for use in all countries except Italy, Brazil, Canada and any other mutually agreed to exceptions (the “Territory”).

In consideration for the exclusive right to manufacture the Products for use in the Territory SHBV agreed to make the following payments to W2E:

(i)                                    $1,000,000 will be made by June 17, 2010;

(ii)                                 $1,000,000 will be made by July 17, 2010;

(iii)                              A further payment in kind of the necessary replacement equipment for the Dargavel EfW facility to  complete  the waste heat recovery system;

(iv)                             The balance of up to $5,000,000 from i, ii, iii to be payable within 120 days of May 18, 2010 in the event of non conformance to (iii);

(v)                                The balance of up to $5,000,000 shall be paid in equal installments annually over the remaining term of the agreement within 30 days of May 18th subject to the terms of the agreement.

The payment of the above-referenced payments is based on W2E’s achieving the minimum Quota.  Pursuant to the Manufacturing Agreement, W2E is to place Cumulative Minimum Annual Orders of at least $60,000,000 in any one of the ten years of the term of the Manufacturing Agreement and not less than a total of $600,000,000 for the ten year term of the agreement.

WASTE2ENERGY HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE 14.                                          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Twelve Months Ended	Twelve Months Ended
	March 31, 2010	March 31, 2009
Cash paid for:
Interest	$652,054	$2,630

Acquisition of Enerwaste Europe, Ltd.:
Current assets	$—	$2,148,448
Other liabilities assumed	—	(3,947,343)
Building and equipment	—	208,662
Goodwill	—	333,500
Technology	—	7,509,515
Deferred tax liability	—	(2,928,714)
Issuance of note payable	—	(324,068)
Issuance of common stock	—	(3,000,000)
Cash paid for acquisition	$—	$—

Deferred tax liability related to acquired intangibles in Investment in Enerwaste Europe, Ltd.	$—	$2,928,715

Non-cash investing and financing activities:
Common stock issued in connection with notes payable	$1,413,037	$62,500
Common stock issued in satisfaction of notes payable	—	100,000
Common stock issued in connection with modifications of notes payable	641,250	78,750
Common stock issued in connection with private placement	—	294,409
Common stock issued for acquisition of Enerwaste Europe, Ltd.	—	3,000,000
Warrants issued in connection with notes payable	2,690,431	84,420
Warrants issued in connection with modifications of notes payable	109,606	—
Warrants issued April 2, 2009 and included in accrued expenses payable	2,112,870
Embedded derivative created in connection with issuance of notes payable	4,080,165	—
Promissory note issued for acquisition of Enerwaste Europe, Ltd.	—	324,068
Foregiveness of promissory note payable, related party		642,732
Common stock outstanding from share exchange transaction	100	—
Cancellation and return of common stock	3,003	—

Non-cash operating and financing activities:
Warrants issued for satisfaction of accrued expenses	—	—
Exchange of notes payable for common stock and warrants	317,813
Issuance of common stock on settlement of accounts payable	44,520	—
Additional consideration from modification of exercise price of warrants resulting from waivers by lenders	825,311	—
Additional consideration from modification of conversion price on 12% Senior Convertible Debentures resulting from issuance of waivers by lenders	2,207,915	—
Fair value of warrants due to placement agent in connection with 12% Senior Convertible Debentures	1,650,338	—
Conversion of accrued expenses to notes payable	384,384	—

Item 9.                                                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).                             CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a — 15(e) or Rule 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of March 31, 2010.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) or Rule 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Management is responsible for establishing and maintaining adequate internal control over financial reporting for Waste2Energy.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of Waste2Energy’s internal control over financial reporting.  Management has determined that, as of the March 31, 2010 measurement date, the Company’s disclosure controls and procedures were not effective. Furthermore, certain matters involving our internal control over financial reporting constitute a material weakness under standards established by the Public Company Accounting Oversight Board (“PCAOB”).  The Company’s disclosure controls and procedures were not effective due to a lack of internal resources to account for the completeness of transactions to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company is evaluating its structure and processes and procedures so that it can begin to implement corrective action where necessary to ensure that the appropriate resources are in place throughout the company to ensure the Company’s disclosure controls and procedures are effective.  Additionally, the Company hired a Chief Financial Officer in July 2009 and will be evaluating the systems and required changes needed to strengthen our internal controls.  During the year, the Company consolidated data collection and retention in the Company’s new Corporate Headquarters in Greenville, SC.  This will help to provide assurance that key documents and issues resulting in financial statement disclosure are captured timely and accurately.  Certain enhancements to the control system including the addition of personnel is dependent upon the Company’s ability to obtain new customer orders and increase the Company’s available cash position.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

(c) Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2010.  Management concluded that, except for the change discussed above, no significant changes occurred during the quarter.

Item 9B: OTHER INFORMATION

None.

Part III

Item 10.                                                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors. Ages shown are as of June 1, 2010.

Name	Age	Position
Christopher d’Arnuad-Taylor	64	Chairman of the Board of Directors
Peter Bohan	59	President and Chief Executive Officer
Craig Brown	43	Chief Financial Officer

Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers serve at the discretion of the board of directors.

Christopher d’Arnaud-Taylor, Founder, Chairman

Christopher d’Arnaud-Taylor is the founder of Waste2Energy and been has our Chairman since 2007.  He served as Chief Executive Officer from 2007 until September 2009.  Previously, he was the founder, President and CEO of Xethanol Corporation, now known as Global Energy Holdings Corp (AMEX:GNH) from its inception in 2000 to July 2006. He continued to serve as a member of its Board of Directors until his resignation in 2008. Mr. d’Arnaud-Taylor serves as a director of MetaMorphix, Inc., a private company. Mr. d’Arnaud-Taylor obtained his MBA from the London Business School.

In October 2006, a shareholder class action complaint was filed in the United States District Court for the Southern District of New York on behalf of purchasers of Xethanol common stock during the period January 31, 2006 through August 8, 2006. The complaint alleged, among other things, that Xethanol and some of its then current and former officers and directors, including Mr. d’Arnaud-Taylor, engaged in insider trading and made materially false and misleading statements regarding its operations, management and internal controls in violation of the Securities Exchange Act of 1934 and Rule 10b-5. Mr. d’Arnaud-Taylor, a former director and the former Chairman of Xethanol was one of the named defendants.  The plaintiffs were seeking, among other things, unspecified compensatory damages and reasonable costs and expenses. Subsequent to that filing, six nearly identical class action complaints (the “Class Action Suits”) were filed in the same court, all of which were consolidated into one action, In re Xethanol Corporation Securities Litigation, 06 Civ. 10234 (HB) (S.D.N.Y.).  A  Stipulation of Settlement, in which all of the defendants expressly denied all liability, was entered into as of April 30, 2008 which was subsequently approved by the Court on October 6, 2008.

In December 2006, three derivative actions were filed in the United States District Court for the Southern District of New York, brought on behalf of Xethanol and naming individual defendants who were some of the former officers and directors of Xethanol, including Mr. d’Arnaud-Taylor (the “Derivative Suits”). The Derivative Suits alleged that Xethanol was injured by the actions of the individual defendants based upon the same factual allegations found in the Class Action Suits described above. The plaintiffs in these suits sought unspecified compensatory damages, injunctive relief and reasonable costs and expenses. These lawsuits were consolidated into one suit entitled In re Xethanol Corporation Derivative Litigation, 06 Civ. 15536 (HB) (S.D.N.Y.). The defendants filed a motion to dismiss the complaint on April 30, 2007 which motion was granted by the Court, with prejudice, on August 20, 2007 and that case is now closed.  See “Risk Factors.”

Peter Bohan, President and Chief Executive Officer

Peter Bohan has been our President and Chief Executive Officer since September 2009.  Prior to that he served as President and Chief Operating Officer since September 2008. Mr. Bohan is a senior executive with international technology and capital equipment expertise. Prior to joining Waste2Energy, from June 2006 to August 2008, Mr. Bohan provided strategic and business advice to emerging technology and manufacturing companies. From June 2006 to August 2008 he was Vice President and General Manager of US Filter Inc.  From 1993 to 2005 Mr. Bohan was Vice President and General Manager of Bird Machine Co. During Mr. Bohan’s career, he has gained significant experience positioning companies supplying capital equipment worldwide, strategic development of markets and mergers and acquisitions. Mr. Bohan holds a degree in Mechanical Engineering from Heriot-Watt University, Edinburgh and an MBA from Cranfield Institute of Technology. Since 2006 to the present, Mr. Bohan  has served as a Board Member of Bisco Environmental Inc., a private company.

Craig Brown, Chief Financial Officer

Craig Brown has been our Chief Financial Officer since July 13, 2009.  Mr. Brown was Vice President Finance of Glades Pharmaceuticals from 2007 to 2008. From 2000 to 2007, Mr. Brown held various positions at Millipore Corporation (formerly Serologicals Corporation), a life sciences company, including Vice President, Corporate Controller of the Serologicals division (in 2007), Vice President/Controller of the Millipore Bioprocess division (in 2006), Vice President/Controller of the Celliance Corporation division (from 2005 — 2006), Director, Finance (from 2003 — 2004), and Director, Financial Reporting (from 2000 — 2003). Mr. Brown received a BS in Financial Management from Clemson University. Mr. Brown is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We do not have affiliated persons required to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions.  Because we have only limited business operations and two (2) officers and one (1) director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Audit Committee

We do not currently have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                                                    EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of our Chief Executive Officer and those executive officers who received compensation in excess of $100,000 per year for the period from April 10, 2007 (date of inception) to March 31, 2010.

Summary Compensation Table

							Nonqualified
				Stock	Option	Nonequity Incentive	deferred compensation	All other
Name and		Salary	Bonus	Awards	Awards	plan compensation	earnings	compensation		Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)		($)

Christopher d’Arnaud Taylor (a)	2010	103,288						143,079	(b)	246,367
President and CEO	2009	195,000								195,000

Peter Bohan (a)	2010	209,374						11,816	(c)	221,190
President and CEO	2009	45,833						5,173	(c)	51,006

Craig Brown	2010	125,400						10,222	(d)	135,622
Chief Financial Officer

(a)  Pursuant to a transition agreement Mr. Bohan assumed the role of CEO from Mr. Taylor effective September 4, 2009.

(b)  Fees earned pursuant to consulting agreement between Mr. Taylor and the Company commencing September 4, 2009.

(c)  Medical premiums paid by Company on behalf of Mr. Bohan.

(d)  Medical premiums paid by Company on behalf of Mr. Brown.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)

Christopher d’Arnaud Taylor	2,000,000	—	—	$0.50	2/1/13	—	—	—	—
	2,000,000	—	—	$0.50	4/2/14	—	—	—	—

Peter Bohan	1,000,000	—	—	$0.50	9/15/13	—	—	—	—
	1,400,000	—	—	$0.50	4/2/14	—	—	—	—

Craig Brown	400,000	—	—	$0.67	10/22/14	—	—	—	—

COMPENSATION OF DIRECTORS

Director Compensation

No director of the Company received any compensation for services as director for the year ended March 31, 2010.

Compensation Committee

The Company has no compensation committee and does not rely on a compensation consultant in determining the amount or form of executive and director compensation.

Item 12.                                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares known to be owned by all persons who own at least 5% of the Company’s outstanding common stock, the Company’s directors, the executive officers, and the directors and executive officers as a group as of June 20, 2010, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Directors and Officers:

Christopher d’Arnaud Taylor	10,000,000	(3)	18.3%
Peter Bohan	3,405,000	(4)	6.4%
Craig Brown	400,000	(5)	0.8%
All officers and directors as a group (3 persons)	13,805,000	(6)	24.0%

Beneficial owners of more than 5%:

Loch Carron LLC (7)	5,000,000		9.9%
Friofinnur Einarsson (8)	7,500,000	(8)	14.4%

(1)	Except as otherwise indicated, the address of each beneficial owner is 1 Chick Springs Road, Suite 218, Greenville, SC 29609.
(2)

Applicable percentage ownership is based on 50,702,742 shares of Common Stock outstanding as of July 1, 2010, together with securities exercisable or convertible into shares of Common Stock within 60 days of July 1, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of July 1, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)

Includes (i) 4,000,000 shares issuable upon exercise of presently exercisable warrants at an exercise price of $.50 per share, (ii) 1,500,000 shares owned by Mr. d’Arnaud-Taylor’s wife for which he disclaims beneficial ownership, and (iii) 1,000,000 shares registered in the name of Anglo Suez LLC, a company owned and controlled by Mr. d’Arnaud-Taylor.

(4)	Includes 2,400,000 shares issuable upon exercise of presently exercisable warrants at an exercise price of $.50 per share.
(5)	Includes 400,000 shares issuable upon exercise of presently exercisable warrants at an exercise price of $0.67 per share.
(6)	Includes 6,400,000 shares issuable upon exercise of presently exercisable warrants at an exercise price of $.50 and 400,000 shares issuable upon exercised warrants at $.67 per share.
(7)	The control person of Loch Carron is Neil Sharp.
(8)

Includes (i) 6,000,000 shares owned by Mr. Einarsson’s wife for which he disclaims beneficial ownership and (ii) 500,000 shares issuable upon exercise of presently exercisable warrants at an exercise price of $.50 per share and 1,000,000 shares issuable upon exercisable of presently exercisable warrants at an exercise price of $.75 per share which are owned by FEIN Environmental Consulting.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted any equity compensation plan as of March 31, 2010.

Item 13.                                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related parties can include any of our directors or executive officers, certain of our stockholders and their immediate family members. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of the company as a whole. Except for the ownership of our securities, none of the directors, executive officers, holders of more than five percent of the Company’s outstanding common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction or proposed transaction, during the fiscal year ended March 31, 2010, in which the Company was or is to be a participant and the amount involved exceeds $120,000.

Procedures for Approval of Related Party Transactions

Our Board is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

None

Director Independence

Our sole director is not independent as that term is defined under the Nasdaq Marketplace Rules.

Item 14.                                                    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the aggregate fees that we incurred for audit, audit-related, tax and other services rendered by Marcum LLP (formerly Marcum & Kliegman LLP) for the years ended March 31, 2010 and 2009:

	Year ended	Year ended
	March 31, 2010	March 31, 2009

Audit Fees	$190,643	$240,000

Audit-Related Fees	$—	$123,888

Tax Fees	$—	$—

All Other Fees	$—	$—

Audit Fees.  This category includes the fees for professional services performed by Marcum LLP for the audit of our annual consolidated financial statements, review of consolidated financial statements included in our Quarterly Reports on Form 10Q or services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements.

Audit-related fees.  This category consists of assurance and related services provided by Marcum that are reasonably related to the performance of an audit or review of our financial statements and are not reported above under “Audit Fees”.   The fees in this category were principally related to work associated with the reverse merger which occurred in 2009.

Tax fees.  Marcum performed no tax related services for the Company for 2010 or 2009.

All Other Fees.  This category consists of any other products or services provided by Marcum not described above.  There were no products or services provided under this category for either 2010 or 2009.

Part IV

Item 15.                                                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements of Waste2Energy Holdings, Inc.:

Included in Part II of this Report:

Consolidated Statement of Operations and Comprehensive Loss for the years ended March 31, 2010 and 2009

Consolidated Balance Sheets as of March 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended March 31, 2010 and 2009

Consolidated Statements of Stockholder’s Equity for the years ended March 31, 2010 and 2009

Notes to Consolidated Financial Statements, for the years ended March 31, 2010 and 2009

Report of Marcum LLP,  Independent Registered Public Accounting Firm, on the consolidated financial statements of Waste2Energy Holdings, Inc. for the years ended March 31, 2010 and 2009

(b) Pro Forma Financial Information- N/A

(c) Shell Company Transactions. See (a) and (b) of this Item 9.01.-N/A

(d) Exhibits:

Exhibit Number	Description
3.1.1	Articles of Incorporation (10)

3.1.2	Certificate of Ownership and Merger, filed with the Delaware Secretary of State on July 17, 2009 (3)

3.1.3	Certificate of Amendment, filed with the Delaware Secretary of State on January 21, 2010 (7)

3.2	Bylaws (10)

4.1	Form of Promissory Note (3)

4.2	Form of Debenture (4)

4.3	Form of Debenture (6)

4.4	Form of Warrant (6)

4.5	Form of Debenture (8)

4.6	Form of Warrant (8)

10.1

Agreement and Plan of Merger, dated May 6, 2009, among the Company, Waste2Energy, Inc., and Waste2Energy Acquisition Co. (filed as an exhibit to the Company’s 8-K filed May 11, 2009 and incorporated herein by reference)

10.2	Amendment No. 1 to Agreement and Plan of Merger (1)

10.3	Separation Agreement, dated May 28, 2009, between Maven Media Holdings, Inc.,

Waste2Energy, Inc. and Adrienne Humphreys (1)

10.4	Form of Subscription Agreement (1)

10.5	Form of Warrant (1)

10.6	Employment Agreement, dated September 15, 2008, between Waste2Energy, Inc. and Peter Bohan (1)

10.7	Employment Agreement, dated April 1, 2008, between Waste2Energy, Inc. and Christopher d’Arnaud-Taylor (1)

10.8	Transition Agreement by and between Maven Media Holdings, Inc., Waste2Energy, Inc., Waste2Energy Group Holdings, PLC Christopher d’Arnaud-Taylor and Peter Bohan, dated May28, 2009 (1)

10.9	Consulting Agreement between Christopher d’Arnaud-Taylor, Waste2Energy Group Holdings, PLC, Maven Media Holdings, Inc. and Waste2Energy, Inc., dated May 28, 2009 (1)

10.10	Amended and Restate Employment Agreement, by and between Maven Media Holdings, Inc., Waste2Energy, Inc., and Craig Brown (2)

10.11	Amendment No. 1 to Transition Agreement, by and between Waste2Energy Holdings, Inc., Waste2Energy, Inc., Waste2Energy Group Holdings PLC, Christopher d’Arnaud-Taylor, and Peter Bohan (5)

10.12	Amendment No. 1 to Consulting Agreement, by and between Waste2Energy Holdings, Inc., Waste2Energy, Inc., Waste2Energy Group Holdings PLC, and Christopher d’Arnaud-Taylor (5)

10.13

Master Supply Agreement, dated April 21, 2010, by and between affiliates of Waste2Energy Holdings, Inc., Waste2Energy Engineering Limited, Waste2Energy Group Holdings PLC, and Waste2Energy Technologies International Limited and Ascot Environmental Limited and UK Capital Ventures Holdings Limited (9)

10.14	Manufacturing Agreement by and Between SHBV (Hong Kong) LTD, Waste2Energy Group Holdings PLC, Waste2Energy Engineering Limited, and Waste2Energy Technologies International Limited (11)

21.1	List of Subsidiaries.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

(1)  Incorporated by reference to the Form 8-K, filed with the Securities and Exchange Commission on June 3, 2009;

(2)   Incorporated by reference to the Form 8-K, filed with the Securities and Exchange Commission on July 17, 2009;

(3)   Incorporated by reference to the Form 8-K, filed with the Securities and Exchange Commission on July 23, 2009;

(4)   Incorporated by reference to the Form 8-K, filed with the Securities and Exchange Commission on August 10, 2009;

(5)   Incorporated by reference to the Form 8-K, filed with the Securities and Exchange Commission on September 15, 2009;

(6)   Incorporated by reference to the Form 8-K, filed with the Securities and Exchange Commission on October 7, 2009;

(7)   Incorporated by reference to the Form 8-K, filed with the Securities and Exchange Commission on January 27, 2010;

(8)   Incorporated by reference to the Form 8-K, filed with the Securities and Exchange Commission on March 9, 2010;

(9)   Incorporated by reference to the Form 8-K, filed with the Securities and Exchange Commission on May 11, 2010;

(10) Incorporated by reference to the Form S-1, filed with the Securities and Exchange Commission on May 22, 2008.

(11) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on June 3, 2010

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WASTE2ENERGY HOLDINGS, INC.

Dated: July 12, 2010	By:	/s/ Peter Bohan
Name Peter Bohan
Title Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on July 12, 2010, on behalf of the registrant and in the capacities indicated.

/s/ Peter Bohan
Peter Bohan
Chief Executive Officer
(principal executive officer)

/s/ Craig L. Brown
Craig L. Brown
Chief Financial Officer
(principal financial officer)

/s/ Christopher d’Arnaud Taylor
Christopher d’Arnaud-Taylor
Director