Form 10-Q
period 2010-06-30
Waste2Energy Holdings, Inc.
filed 2010-08-23
CIK 1432244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Applicable Only to Corporate Issuers:

The number of shares of the Registrant’s Common Stock outstanding as of the last practicable date:

Class	Outstanding as of August 16, 2010
Common Stock, $0.0001 par value	50,702,742

WASTE2ENERGY HOLDINGS, INC.

PART I Financial Information

ITEM 1  FINANCIAL STATEMENTS.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2010 AND MARCH 31, 2010

	June 30,
	2010	March 31,
	(Unaudited)	2010
ASSETS
CURRENT ASSETS:
Cash	$31,638	$138,945
Contracts Receivable	9,892	—
Deferred job costs	419,220	396,692
Deferred financing costs	2,173,143	2,486,382
VAT recoverable	159,143	109,818
Other current assets	91,211	136,396
Current assets from discontinued operations	3,025	22
Total current assets	2,887,272	3,268,255
Equipment, net	78,128	30,478
Intangibles, net	100,045	91,459
Cash-restricted in escrow	324,759	285,946
Security deposits	4,337	3,489
TOTAL ASSETS	$3,394,541	$3,679,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable, net	$5,263,116	$2,770,448
Accounts payable	1,427,602	1,332,040
Accrued expenses	1,087,418	1,030,559
Deferred revenue	505,032	511,250
Due to related parties	787,140	808,808
Other current liabilities	—	115,000
Derivative liability	2,373,476	3,084,077
Current liabilities from discontinued operations	238,328	250,893
Total current liabilities	11,682,112	9,903,075
TOTAL LIABILITIES	11,682,112	9,903,075

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, $0.0001 par value, 200,000,000 shares authorized, 50,702,742 and 50,544,893 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	5,071	5,055
Additional paid in capital	26,105,250	24,145,924
Foreign currency translation adjustment	60,894	54,317
Accumulated deficit	(34,458,786)	(30,428,744)
TOTAL STOCKHOLDERS’ DEFICIT	(8,287,571)	(6,223,448)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,394,541	$3,679,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	Three Months Ended
	June 30,
	2010	2009

Contract revenues	$14,834	$770,388
Contract costs	157,885	770,550
GROSS LOSS	(143,051)	(162)
Operating Expenses	2,121,547	1,859,146
OPERATING LOSS	(2,264,598)	(1,859,308)
OTHER INCOME (EXPENSE):
Interest expense	(4,465,492)	(426,395)
Interest income	—	132
Loss on deemed extinguishment of debt	(31,201)	(669,082)
Loss on extinguishment of debt	(57,074)	—
Foreign currency exchange gain	1,059	36,576
Gain on legal settlement	—	1,510,995
Gain on change in fair value of derivative liability	2,799,944	—
TOTAL OTHER INCOME (EXPENSE), NET	(1,752,764)	452,226
Loss from continuing operations before income tax benefit	(4,017,362)	(1,407,082)
Income tax benefit	—	—
LOSS FROM CONTINUING OPERATIONS	(4,017,362)	(1,407,082)
LOSS FROM DISCONTINUED OPERATIONS	(12,680)	(24)
NET LOSS	(4,030,042)	(1,407,106)
Foreign currency translation adjustment	6,577	(118,370)
COMPREHENSIVE LOSS	$(4,023,465)	$(1,525,476)

Weighted Average Common Shares Outstanding:
Basic	52,757,421	46,754,294
Diluted	52,757,421	46,754,294
LOSS PER COMMON SHARE (Basic and Diluted):
Continuing operations	$(0.08)	$(0.03)
Discontinued operations	—	—
NET LOSS PER COMMON SHARE	$(0.08)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

	2010	2009
Operating activities:
Loss from continuing operations	$(4,017,362)	$(1,407,082)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Foreign currency exchange gains	(1,059)	(36,576)
Provision for loss on contract in progress	(43,809)	—
Depreciation and amortization	5,634	—
Amortization of discount on notes payable	2,544,517	120,951
Amortization of deferred financing costs	1,141,614	149,069
Loss on deemed extinguishment of debt	31,201	669,082
Loss on extinguishment of debt	57,074	—
Additional interest expense in connection with excess of value of embedded derivative over notes payable	505,895	—
Change in fair value of derivative liability	(2,799,944)	—
Warrants issued for consulting services	546,500	57,104
Warrants issued for compensation	73,550	—
Common stock issued for consulting services	53,077	585,000
Accrued and unpaid interest expense	(11,114)	—
Gain on legal settlement	—	(1,510,995)
Changes in assets and liabilities:
Contracts Receivable	(8,487)	64,472
Unbilled amounts due on uncompleted contracts	—	(154,051)
Deferred job costs	(44,436)	(137,018)
Other assets	(8,555)	(133,796)
Accounts payable	94,667	534,018
Accrued expenses	139,828	(60,520)
Deferred revenue	(7,460)	—
VAT payable / recoverable	(48,834)	194
Due to related parties	(21,667)	22,470
Net cash used in operating activities	(1,819,170)	(1,237,678)
Investing activities:
Purchase of equipment	(52,790)	(19,962)
Cost of applying for patents	(8,506)	—
Net cash used in investing activities	(61,296)	(19,962)
Financing activities:
Proceeds from notes payable, net of financing costs	1,931,350	1,104,000
Principal payments on note payable	(100,000)	(500,000)
Consideration for cancellation and return of common stock	—	(20,000)
Increase in restricted cash held for note payable interest repayments	(38,813)	—
Issuance of common stock in private placement, net of financing costs	—	825,610
Other financing costs	—	(210,000)
Net cash provided by financing activities	1,792,537	1,199,610
Discontinued operations:
Operating cash flows	(28,237)	(10,000)
Net cash used in discontinued operations	(28,237)	(10,000)
Effect of exchange rate changes on cash	8,859	95,213
Net increase (decrease) in cash	(107,307)	27,183
Cash — beginning	138,945	27,360
CASH — Ending	$31,638	$54,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:                THE COMPANY

The terms “we,” “ours,” “us,” and “Company” refer to Waste2Energy Holdings, Inc. and its subsidiaries.

Organization

We are a “cleantech” technology company that designs, builds, installs and sells waste to energy plants that generate “Renewable Green Power” converting biomass or other solid waste streams traditionally destined for landfills into clean renewable energy.   We target waste to energy technologies that generate “green power” converting waste streams, traditionally destined for landfill, into clean, renewable energy.  The Company seeks small footprint, simple, cost effective technologies that are scalable, modular, environmentally friendly and robust enough to operate in harsh and remote environments.  The Company is forging strategic alliances for the regional fabrication and manufacturing of its BOSTM systems, specialized heat recovery steam generation, control housing panels, green power electricity production and the development of sales and distribution channels.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments, (including normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2011.  This Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements in our Form 10-K for the year ended March 31, 2010.

All significant intercompany accounts and transactions have been eliminated in consolidation.  Significant events which occurred subsequent to June 30, 2010, and prior to our filing date, have been disclosed in Note 10, Subsequent Events.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:               LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

 The Company incurred a net loss from continuing operations of $4,017,362 and used $1,819,170 of cash in continuing operations for the three months ended June 30, 2010.  At June 30, 2010, the Company had a working capital deficit of $8,794,840 and a $34,458,786 accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities should the Company be unable to continue as a going concern.

The Company has principally financed its operations for the last nine months using proceeds from short term borrowings primarily from the sale of its 12% Senior Convertible Debentures in a series of private placement transactions (see Note 6). The first tranche of Debentures having an aggregate principal balance of $2,573,000 mature October 1, 2010. If the Company is unable to repay this debt when due, the Company will be in default under the debt and the holders may seek to enforce any and all of their rights under applicable laws, which may have a material adverse effect on our business and ability to continue operations.

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

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:               SUMMARY OF SIGNIFICANTACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period.  The Company evaluates all of its estimates on an on-going basis. Significant estimates and assumptions include the valuation of acquired assets including the establishment of a deferred tax liability, the useful lives of acquired intangible assets, the fair value of derivative liabilities and the valuation of equity instruments.  In addition, the Company’s business involves making significant estimates and assumptions in the normal course of business relating to its contracts and the long-term duration of a contract cycle. The most significant estimates with regard to its contracts relate to the estimating of total forecasted construction contract revenues, costs and profits in accordance with accounting for long-term contracts, as well as estimating the allowance for doubtful accounts with respect to contracts receivable.

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

Concentrations of Credit Risk

 Financial instruments that potentially expose the Company to credit risk include cash. At times, our cash may be in uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. At June 30, 2010, the Company did not have any cash with any financial institution that exceeded the FDIC insurance limits.

The Company places its cash with various financial institutions and has not experienced any losses on these accounts.

Deferred Financing Costs

Costs relating to the debt portion of private placement offerings and notes are capitalized and amortized over the term of the related debt using the straight-line method which approximates the interest method.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.  During the three months ended June 30, 2010, the Company incurred $828,375 in private placement fees (including the non-cash value of warrants to be issued to the placement agent) in connection with the private placement of debt. Amortization of deferred financing costs is a component of interest expense in the condensed consolidated statements of operations (See Note 6).

Fair value of Financial Instruments

The Company’s carrying amount reported in the condensed consolidated balance sheet for cash, contracts receivable, accounts payable and notes payable approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of derivative liabilities is estimated using a Black-Scholes valuation model. See “Fair Value Measurements” and “Notes Payable” footnotes to the condensed consolidated financial statements below.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss Per Share

The Company computes net loss per share in accordance with The Accounting Standards Codification (“ASC”) 260 Earnings per Share (“ASC 260”). Under ASC 260, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic loss per share for the three months ended June 30, 2010 and 2009 excludes potentially dilutive securities because their inclusion would be anti-dilutive. Of the total outstanding warrants to purchase 34,624,293 shares of common stock at June 30, 2010, 32,213,032 were excluded from the computation of basic and diluted net loss per share; however the remaining 2,411,261 warrants exercisable at $0.01 per share and issuable to the placement agent as additional consideration for each 12% Convertible Debenture closing (see Note 6), are included in the weighted average shares outstanding (basic and diluted), as they are deemed to be outstanding stock for purposes of this calculation due to the $0.01 exercise price. Warrants to purchase 20,425,750 shares of common stock at June 30, 2009 were excluded from the computation of basic and diluted net loss per share.

Fair value measurements

The Company carries various assets and liabilities at fair value in the accompanying condensed consolidated balance sheets. Fair value is defined as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Three levels of inputs that may be used to measure fair value are as follows:

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

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The table below summarizes the fair values of our financial liabilities as of June 30, 2010:

	Fair value at	Fair value measurement using
	June 30, 2010	Level 1	Level 2	Level 3

Derivative liability	$2,373,476	$—	$—	$2,373,476

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Three Months Ended
June 30, 2010

Beginning balance	$3,084,077
Additions	2,089,343
Gain on change in fair value of derivative liability	(2,799,944)
Ending Balance	$2,373,476

The following is a description of the valuation methodologies used for these items, as well as the general classification of such items:

Derivative liability — these instruments are embedded within the Company’s 12% Senior Convertible Debentures. These instruments were valued using pricing models which incorporate the Company’s stock price, credit risk, volatility, U.S. risk free rate, transaction details such as contractual terms, maturity and amount of future cash inflows, as well as assumptions about probability and the timing of certain events taking place in the future. These embedded derivatives are included in the derivative liability in the accompanying condensed consolidated balance sheet at June 30, 2010. See Note 6 for additional disclosure.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Pronouncements

The Company adopted ASC 810, formerly SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810) on April 1, 2010. ASC 810 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position and results of operations.

The Company adopted ASC 860, formerly SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (ASC 860) on April 1, 2010. ASC 860 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position and results of operations.

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial position and results of operations upon adoption.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:               CONTRACTS IN PROGRESS

The following is a summary of the one contract in progress accounted for under the percentage-of-completion method at June 30, 2010 and March 31, 2010:

	June 30, 2010	March 31, 2010

Costs incurred on uncompleted contract	$5,310,792	$5,195,800
Estimated loss on contract	(978,584)	(863,592)
	4,332,208	4,332,208
Less: Billings to date	(3,788,323)	(3,788,323)
	543,885	543,885
Provision for uncollectible unbilled amounts	(543,885)	(543,885)
	$—	$—

The contract included in the table above is serviced by the Company’s foreign subsidiaries who’s functional currency is not the US Dollar.  Accordingly, costs, billings, and receivables are subject to change as a result of changes in foreign currency exchange rates.

All other contracts have been accounted for under the completed contract method. Total deferred job costs accounted for under the completed contract method at June 30, 2010 and March 31, 2010 were approximately $419,000 and $397,000, respectively.

Estimated future losses on all contracts in progress which are included in accrued expenses in the accompanying condensed consolidated balance sheet amounted to approximately, $51,000 and $178,000 at June 30, 2010 and March 31, 2010, respectively.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:               DISCONTINUED OPERATIONS

A summary of assets and liabilities from discontinued operations as of June 30, 2010 and March 31, 2010, and results of discontinued operations for the three months ended June 30, 2010 and 2009 are as follows:

	June 30, 2010	March 31, 2010

Assets from discontinued operations
Cash	$3,025	$22
Current assets from discontinued operations	$3,025	$22

Liabilities from discontinued operations
Accounts payable and accrued expenses	$111,776	$124,341
Income taxes payable	126,552	126,552
Current liabilities from discontinued operations	$238,328	$250,893

	Three Months Ended
	June 30, 2010	June 30, 2009
Results of discontinued operations
Net revenue	$—	$—
Cost of revenue	—	—
Operating expenses	(12,680)	(25)
Interest income, net	—	1
Other income	—	—
Provision for income taxes	—	—
Loss from discontinued operations	$(12,680)	$(24)

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:               NOTES PAYABLE

A summary of the notes payable as of June 30, 2010 and March 31, 2010 is as follows:

	June 30, 2010	March 31, 2010

Promissory Notes	$126,053	$126,053
Promissory Notes-Private Placement Offering	679,000	774,000
Convertible Notes	50,000	100,000
12% Convertible Debentures	9,538,114	7,133,847
Bridge Loans		25,000
Subtotal	10,393,167	8,158,900
Unamortized Discounts	(5,130,051)	(5,388,452)
Total Notes Payable, net of unamortized discounts	$5,263,116	$2,770,448

The principal amounts above for the debt components other than the 12% Convertible Debentures totaling $855,053 are currently past due and in default.

The activity associated with the capitalization and amortization of deferred financing costs and discounts on notes payable for three months ended June 30, 2010 and 2009 is as follows:

Discount on Notes Payable

Balance, April 1, 2010	5,388,452
Additions	2,286,116
Amortization	(2,544,517)
Balance, June 30, 2010	$5,130,051

Balance, April 1, 2009	54,070
Additions	370,412
Amortization	(120,951)
Balance, June 30, 2009	$303,531

Deferred Financing Costs

Balance, April 1, 2010	2,486,382
Additions	828,375
Amortization	(1,141,614)
Balance, June 30, 2010	$2,173,143

Balance, April 1, 2009	107,300
Additions	829,770
Amortization	(149,069)
Loss on deemed extinguishment of debt	(669,082)
Balance, June 30, 2009	$118,919

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:               NOTES PAYABLE (CONTINUED)

12% Senior Convertible Debentures

During the quarter ended June 30, 2010, the Company issued Senior Convertible Debentures in the aggregate amount of $2,355,300 in a private placement. The notes bear interest at a rate of 12% per annum and are due one year from date of issue. Approximately $283,000 was placed into an escrow account at closing which represents the 12% interest to be paid on the notes  The notes are convertible into one share of common stock with a conversion price of $0.50. Also, for each dollar invested, a warrant was issued which entitles the note holder to purchase one share of common stock for an exercise price of $1.00 per share. An additional $48,966 of Senior Convertible Debentures was issued in conjunction with an exchange transaction discussed below; no compensation was due to the placement agent for this note. An additional approximately $6,000 of interest was placed into escrow. Under the terms of the Debenture, if, at any time while the Debenture is outstanding, the Company, sells or grants any option to purchase or sells or grants or any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price as defined, then the conversion price is reduced to equal the lower price (“Diluted Issuance Provision”).

The Company evaluated the conversion feature embedded in the notes to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. Due to the note not meeting the definition of a conventional debt instrument because it contained a Diluted Issuance Provision, the convertible note was accounted for in accordance with ASC 815. According to ASC 815, the derivatives associated with the debt instrument were recognized as a discount to the debt instrument and the discount is being amortized over the life of the note and any excess of the derivative value over the note payable value is recognized as additional interest expense at issuance date. The Company recognized an initial derivative liability at the time of each note issuance, at fair value totaling $2,089,343, during the three months ended June 30, 2010 in connection with the issuance of the aggregate of $2,404,266 in notes. The fair value was determined using the Black-Scholes option pricing model ranging from $0.13 to $1.14: expected volatility ranging from 169.96% to 225.46%, risk free interest rate ranging from 0.30% % to 0.46%, expected term of one year and a market price ranging from $0.21 to $1.45. Also, $1,583,448 was recorded as a discount to the notes and $505,895 was recognized immediately in the condensed consolidated statement of operations as interest expense.

Further, and in accordance with ASC 815, the embedded derivatives are revalued at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on derivatives” in the condensed consolidated statements of operations. As of June 30, 2010, the fair value of the embedded derivatives included on the accompanying condensed consolidated balance sheet was $2,373,476. During the three months ended June 30, 2010, the Company recognized a gain on change in fair value of derivative liability totaling $2,799,944.

The Company also issued an aggregate of 2,355,300 warrants at an exercise price of $1.00 per share in conjunction with those Senior Convertible Debentures. The Company estimated the fair value of these warrants issued using the Black-Scholes option pricing model ranging from $0.14 to $1.17 per warrant utilizing the following assumptions: expected volatility ranging from 136.14% to 156.27%, risk free interest rate ranging from 1.03% to 1.68%, expected term of three years and a market price ranging from $0.21 to $1.45. The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise. Accordingly, the Company allocated a portion of the proceeds from the note to the warrant based on the relative fair value of the note and warrants. The relative fair value of these warrants, which amounted to $702,667, was recorded as a discount to the note and a corresponding increase to additional paid in capital. This discount is being accreted to interest expense

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:               NOTES PAYABLE (CONTINUED)

over the contracted term of the note. An additional 48,966 warrants were issued in conjunction with an exchange transaction discussed below. The Company estimated the fair value of these warrants issued using the Black-Scholes option pricing model of approximately $0.64 per warrant utilizing the following assumptions: expected volatility of 136.60%, risk free interest rate of 1.62%, expected term of three years and a market price of $0.85.

In connection with the aggregate issuances of $2,355,300 of notes subject to placement fees, the Company paid a placement agent approximately $235,530 (10% of the amount of the notes issued) and a non-accountable expense allowance equal to approximately $70,659 (3% of the amount of the notes issued) and an investment banking fee of approximately $117,765 (5% of the amount of notes issued) was paid to the placement agent. Additionally, the Company will issue a warrant to its placement agent to purchase up to 4.5% of the fully diluted outstanding shares of the Company’s common stock (as defined) proportionate to the amount of Debentures sold with an exercise price of $0.01 per share. During the three months ended June 30, 2010, the placement agent earned 669,408 warrants pursuant to the agreement. The fair value of the warrants amounted to $404,425 using the Black-Scholes option pricing model ranging from $0.20 to $1.44 per warrant utilizing the following assumptions: expected volatility ranging from 136.14% to 156.27%, risk free interest rate ranging from 1.03% to 1.68%, expected term of three years and a market price ranging from $0.21 to $1.45. The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise and the fair value of the warrants issued is being amortized over the related notes.

Further, upon each exercise of the warrants issued to investors, the placement agent will receive a ten percent (10%) commission and a three percent (3%) non-accountable expense allowance, and will also be issued a three-year cashless warrant at an exercise price of $1.00, equal to 4.5% of the number of shares of common stock that such investor warrant was exercisable into.

Promissory Note — Private Placement Offering

On August 4, 2009, the Company issued notes in the aggregate amount of $1,571,000. The notes bear interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, was due on November 4, 2009. The Company has repaid $1,101,000 of the notes, plus interest using proceeds from a private debt placement. Additionally, $20,000 of the notes plus interest of $1,146 were exchanged for common stock and warrants in connection with an exchange agreement entered into between the note holders and the Company. The consideration given to the note holders on the exchange exceeded the principal and interest owed by $10,573. Accordingly, the Company recorded a loss on settlement of debt for the excess consideration in the consolidated statement of operations during the year ended March 31, 2010. During the quarter ended June 30, 2010, the Company obtained additional extension agreements on the remaining $450,000 of notes through July 1, 2010. There was no additional consideration given for the July 1, 2010 extensions. These notes are expected to be repaid using proceeds from future capital raises and/or operations.  The Company did not repay the outstanding note on July 1, 2010 and is in default on the notes, although we have not received a formal notice of default from the noteholders.

On June 25, 2009, the Company issued notes in the aggregate amount of $804,000.  The notes bore interest at a rate of 10% per annum. Principal, plus all accrued and unpaid interest thereon, was due on September 25, 2009. During the year ended March 31, 2010, the Company repaid in full $655,000 of the notes using proceeds from a private debt placement of 12% Senior Convertible Debentures.  During the year ended March 31, 2010, the Company obtained extension agreements on $104,000 of the notes initially through February 18, 2010, then April 1, 2010 and further obtained extensions through July 1, 2010.  As consideration for the February 18, 2010, extension the Company granted 26,003 warrants to the payees.  The Company estimated the fair value of the warrants issued using the Black-Scholes option pricing model at $0.75 per warrant utilizing the following assumptions: expected

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:                NOTES PAYABLE (CONTINUED)

volatility of 131.66%; risk free interest rate of 1.24%; expected term of three years and a market price of $1.00.  In accordance with ASC 470, the Company recorded the additional consideration, valued at $19,521, as a loss on deemed extinguishment of debt.  There was no additional consideration given for the April 1, 2010 and July 1, 2010 extensions.  In April 2010, $45,000 of the notes plus accrued interest in the aggregate amount of $48,966 was exchanged for an equivalent amount of the Company’s Senior Convertible Debentures and warrants, with a term of one year from date of issue and with the same terms as the Senior Convertible Debentures and warrants discussed above.  The Company evaluated the exchange to determine if it resulted in the issuance of a substantially different debt instrument under the provisions of ASC 470.  The Company determined that the exchanged debt instruments were substantially different, which resulted in a constructive extinguishment of the original debt instrument.  Accordingly, the Company recorded a loss on the deemed extinguishment of debt in the amount of $31,201, equal to the fair value of the warrants, for the three months ended June 30, 2010.  The remaining notes are expected to be repaid using proceeds from future capital raises and/or operations.  The Company did not repay the $104,000 of outstanding notes on July 1, 2010 and is in default on the notes, although we have not received a formal notice of default from the noteholders.

On July 17, 2009, the Company issued a note payable in the aggregate amount of $125,000.  The note bears interest at a rate of 10% per annum.  Principal, plus all accrued and unpaid interest thereon, was due on October 17, 2009.  During the quarter ended June 30, 2010, the Company obtained an extension agreement through July 1, 2010.  There was no additional consideration given for the July 1, 2010 extension.  The Company did not repay the outstanding note on July 1, 2010 and is in default on the note, although we have not received a formal notice of default from the noteholder.

Bridge Loans

During September 2008, the Company issued a one year note payable in the amount of $25,000   The note bears interest at 10% per annum.  During the year ended March 31, 2010, the note was extended four times and was due July 2010.  In connection with one extension, the Company issued 6,250 warrants to the debt holder, valued at $4,692.  In accordance with ASC 470, the Company recorded the additional consideration given as a modification of the debt which was amortized over the extension period during the year ended March 31, 2010.  On April 15, 2010, the Company entered into an exchange agreement with the noteholder whereby in exchange for the cancellation of the note payable plus accrued interest totaling $28,925 the Company agreed to issue 57,849 shares of common stock and a warrant to purchase 57,849 shares of common stock at an exercise price of $1.00 per share.  The warrant agreement has a term of three years from date of issue.  The common stock was valued at $0.85 per share based on the closing market price on the date of issuance, for a total fair market value of $49,172.  The Company estimated the fair value of the warrants issued using the Black-Scholes option pricing model at approximately $0.64 per warrant utilizing the following assumptions: expected volatility of 136.40%; risk free interest rate of 1.62%; expected term of three years and a market price of $0.85, for total fair value of $36,827.  Total consideration given to the note holder on the exchange of $85,999 exceeded the principle and interest owed by $57,074.  Accordingly, the Company recorded a loss on extinguishment of debt for the excess consideration for the three months ended June 30, 2010.

Convertible Note

On April 6, 2009, the Company issued a convertible note in the amount of $200,000.  The note bears interest at a rate of 10% per annum.  Principal, plus all accrued and unpaid interest thereon, was due on October 6, 2009.  The note is convertible at the option of the payee into shares of the Company’s common stock at a conversion price of $0.50 per share.  On March 1, 2010, $100,000 of the note plus interest of $9,014 was exchanged for common stock and warrants in connection with an exchange agreement entered into between the note holder and the

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:                NOTES PAYABLE (CONTINUED)

Company.  The consideration given to the note holder on the exchange exceeded the principle and interest owed by $54,507.  Accordingly, the Company recorded a loss on extinguishment of debt for the excess consideration during the year ended March 31, 2010.  The remaining balance of $100,000 on the note was later extended until April 1, 2010 and then until June 1, 2010, and is expected to be repaid using proceeds from future capital raises and/or operations.  There was no additional consideration given for the April 1, 2010 and June 1, 2010 extensions.  The Company repaid $50,000 during June 2010  The Company did not repay the remaining outstanding note balance of $50,000 and is in default on the balance of the note, although we have not received a formal notice of default from the noteholder.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:                STOCKHOLDER’S EQUITY

Common Stock

In April 2010, the Company issued 57,849 shares of common stock in connection with a debt for equity exchange agreement entered into on April 15th, 2010 with a value of $0.85 per share. (See Note 6)

In April 2010, the Company issued 100,000 shares of common stock to a consultant as required by an agreement entered into in August 2009 valued at $1.15 per share.

Common Stock Purchase Warrants

Warrant activity for the period from April 1, 2010 to June 30, 2010 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at March 31, 2010	30,242,770	$0.67
Granted	4,381,523	0.71
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2010	34,624,293	0.68

Weighted average fair value granted during the three months ended June 30, 2010		$0.48

Warrants issued to Non-Employees

On April 1, 2010, the Company entered into a consulting agreement for services to be rendered over a one year period.  In exchange for services to be provided the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $0.50 and contain a provision allowing for a cashless exercise.  The warrants expire on April 1, 2013.  The fair value of the warrants issued, amounting to $218,600, was determined using the Black-Scholes option pricing model at $0.44 per warrant utilizing the following assumptions:  expected volatility of 118.24%, risk free interest rate of 1.63%, expected term of three years and a market price of $0.60.  These warrants were fully vested and non-forfeitable and as such the fair value of the warrants was charged to expense during the three months ended June 30, 2010.

On April 1, 2010, the Company entered into a consulting agreement for services to be rendered over a one year period.  In exchange for services to be provided the Company issued warrants to purchase 750,000 shares of common stock at an exercise price of $0.50.  The warrants expire on April 1, 2013.  The fair value of the warrants issued, amounting to $327,900, was determined using the Black-Scholes option pricing model at $0.44 per warrant utilizing the following assumptions:  expected volatility of 118.24%, risk free interest rate of 1.63%, expected term of three years and a market price of $0.60.  These warrants were fully vested and non-forfeitable and as such the fair value of the warrants was charged to expense during the three months ended June 30, 2010.

The Company recorded $546,500 and $57,104 of consulting expense during the three months ended June 30, 2010 and 2009, respectively, relating to warrants awarded.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:                STOCKHOLDER’S EQUITY (CONTINUED)

Warrants issued in connection with debt exchange agreements

In April 2010, the Company issued 48,966 warrants to purchase shares of common stock at an exercise price of $1.00 in connection with a debt for debt exchange agreement entered into on April 20th, 2010 (See Note 6).

In April 2010, the Company issued 57,849 warrants to purchase shares of common stock at an exercise price of $1.00 in connection with a debt for equity exchange agreement entered into on April 15th, 2010 (See Note 6).

Warrants issued in connection with October 2009 Private Placement Offering

In connection with the October 2009 Private Placement Offering (see Note 6), during the three months ended June 30, 2010 the Company issued warrants to purchase 2,355,300 shares of common stock at an exercise price of $1.00.  All warrants issued expire three years from issuance.

In connection with the Private Placement (See Note 6), the Company agreed to pay the placement agent in addition to fees paid out of closing, warrants to purchase up to 4.5% of the fully diluted outstanding shares of the Company’s common stock proportionate to the amount of Debentures sold with an exercise price of $0.01 per share.  During the three months ended June 30, 2010, the placement agent earned 669,408 warrants pursuant to the agreement. Further, upon each exercise of the Warrants issued to investors, the Placement agent will receive a ten percent (10%) commission and a three percent (3%) non-accountable expense allowance, and will also be issued a three-year cashless warrant at an exercise price of $1.00, equal to 4.5% of the number of shares of common stock that such investor warrant was exercisable into.

The Company recorded $73,550 and $0 of compensation expense during the three months ended June 30, 2010 and 2009, respectively, relating to warrants awarded.

Details of common shares issued and outstanding as of June 30, 2010 is as follows:

Shares

Common shares outstanding, April 1, 2010	50,544,893
Issuance of shares in connection with surrender of note payable	57,849
Issuance of shares in connection with consulting agreement	100,000
Common shares outstanding, June 30, 2010	50,702,742

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:                COMMITMENTS AND CONTINGENCIES

Income Tax Liabilities

At June 30, 2010 and March 31,  2010, the Company has included in income taxes payable an accrual of approximately $127,000,  inclusive of interest and penalties of approximately $25,000, that relate to EWI for the period prior to its acquisition.  Such amounts are included in current liabilities from discontinued operations in the accompanying condensed consolidated balance sheets.

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

Employment Agreements

At June 30, 2010, the Company has unpaid fees totaling $169,583 to its current CEO, related to unpaid compensation under the CEO’s employment agreement and unpaid fees totaling $572,500 to its former CEO and current chairman of the board, related to unpaid compensation and severance pay. The unpaid fees are included in due to related parties in the condensed consolidated balance sheets.

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

Additionally, in May 2010, the Company entered into a supply agreement with Ascot Environmental, providing a framework for supply of components to Ascot for future waste to energy projects, including software, services and equipment.  The term of the supply agreement is fifteen years unless terminated earlier by mutual agreement of both parties.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:                INCOME TAXES

The Company recognized a deferred tax asset of approximately $9,976,000 as of June 30, 2010, primarily relating to net operating loss carry forwards of approximately $18,961,000 available to offset future taxable income through 2031. Due to changes in ownership, these federal net operating loss carryforwards are subject to annual limitations in their use in accordance with Internal Revenue Code Section 382.  Accordingly, the extent to which the loss carry forwards can be used to offset future taxable income may be limited.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

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

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:              SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the review, other than the items outlined below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Senior Convertible Debentures

On various dates between July 1, 2010 and August 16, 2010, the Company issued Senior Convertible Debentures in the aggregate amount of $519,900 in a private placement.  The notes bear interest at a rate of 12% per annum and are due one year from date of issue. The notes are convertible into one share of common stock with a conversion price of $0.50.  Also, for each dollar invested, a warrant was issued which entitles the note holder to purchase one share of common stock for an exercise price of $1.00 per share.  In connection with the issuance, the Company paid a placement agent $51,990 (10% of the amount of the notes issued), a non-accountable expense allowance equal to $15,597 (3% of the amount of the notes issued), and an investment banking fee of $25,995 (5%).   An amount of $62,388 was placed into an escrow account at closing which represents the 12% interest to be paid on the notes.

Unsecured Promissory Note

On August 16, 2010, the Company entered into a note payable for approximately $305,000 with a vendor for previously provided services that had been included in accounts payable.  The note bears interest at 10% per annum and is due in ninety days.  This note is unsecured and expressly subordinate to the 12% Senior Convertible Debentures.

Manufacturing Agreement

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

The agreement provides for certain payments to be made by SHBV to the Company as consideration for the exclusive right to manufacture products for sale in the territories defined above.  It also provides for minimum order quantities to be placed by the Company to SHBV annually and in the aggregate over a ten year period.

The first two payments of $1,000,000 each were scheduled to be paid by June 17 and July 17 in accordance with the terms of the agreement.  The payments have not been received to date by the Company.  The Company was recently notified by SHBV that its’ ability to perform under the contract is uncertain until certain internal management and control issues are resolved within their organization. Due to the uncertainty surrounding the validity of this contract, the Company has not recorded any receivable, deferred revenue or income or expense related to this contract during the three months ended June 30, 2010.

WASTE2ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:              SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
Cash paid for:
Interest	$284,342	$260,667

Non-cash investing and financing activities:
Common stock issued in connection with consulting agreement	$115,000	$—
Common stock issued in connection with notes payable	—	423,212
Common stock issued in connection with satisfaction of note payable	49,172	686,250
Common stock outstanding from share exchange transaction	—	100
Cancellation and return of common stock	—	3,003
Warrants issued in connection with satisfaction and exchange of notes payable	68,028	—
Warrants issued in connection with issuance of notes payable	702,667	—
Embedded derivative in connection with issuance of notes payable	2,089,343	—
Exchange of note payable and accrued interest for issuance of common stock and warrants as satisfaction of debt	28,925	—
Warrants due to placement agent in connection with 12% Debentures	404,425	—

Non-cash operating and financing activities:
Warrants issued previously granted and included in accrued expenses payable	—	2,112,870
Conversion of accrued expenses to notes payable	$—	$265,000

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

To date we have financed our activities and acquisitions through private placements of our securities.   To date we have generated limited revenues, have substantial operating losses and an accumulated deficit since our inception in April 2007.

Results of Operations

For the three months ended June 30, 2010 compared to June 30, 2009

For the three months ended June 30, 2010, contract revenue was $14,834 compared to $770,388 in the prior year period.  The decrease was due to the fact that the prior year included revenue from the Dargavel contract, for which we continue to complete work but will not bill additional amounts to the customer.  The current year includes revenue from engineering studies for customers who are considering entering into larger contracts for waste to energy projects.

For the three months ended June 30, 2010, contract costs totaled $157,885 compared to $770,550 in the prior year period.  Project costs include all costs incurred to date as well as estimated future costs on the contract.   The prior year costs were associated with the Dargavel project and the current year costs included cost related to that project and certain costs related to engineering studies for customers.

For the three months ended June 30, 2010, gross loss on contracts totaled $143,051 compared to a loss of $162 in the prior year period.  The loss in the current year is due to ongoing costs the Company has incurred with the Dargavel project to prepare the plant for handover.  The Company will have no further billings to the customer under the contract for Dargavel.

General and administrative expenses for the three months ended June 30, 2010, were $2,121,547 compared to $1,859,146 for the three months ended June 30, 2009.  The increase in general and administrative costs is primarily due to an increase in professional fees, primarily legal and accounting fees, and travel expenses compared to the prior year quarter.  This was partially offset by lower compensation and consulting expenses as well as lower rent expense.

Other income/expenses for the three months ended June 30, 2010 were net other expense of $1,752,764 compared to net other income of $452,226 for the three months ended June 30, 2009.  The current year period included interest expense of $4,465,492 compared with interest expense of $426,395 in the prior year period.  The significant increase in interest expense was primarily due to the issuance of the Company’s 12% Senior Convertible Debentures starting in October 2009, as well as the amortization of discounts and write off of deferred financing costs associated with the debentures, all of which is included in interest expense.  The Company also recognized a gain on the change in fair value of derivatives tied to the conversion option of its debentures of $2,799,944 during the current year period.  The prior year period included a loss on extinguishment of debt of $669,082 and a gain related to cancellation of debt in a legal settlement of $1,510,995.

The Company did not record an income tax benefit for the pre-tax loss from continuing operations for the three months ended June 30, 2010 or 2009 because the deferred tax asset that is associated with this benefit is totally reserved for as the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future, and therefore a valuation allowance was established in the full value of the deferred tax asset.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of June 30, 2010, we had $31,638 in cash compared to $138,945 at March 31, 2010.  As of June 30, 2010, we had a working capital deficiency of $8,794,840, compared to a working capital deficiency of $6,634,820 as of March 31, 2010.

Net cash used in operating activities for the three months ended June 30, 2010 was $1,819,170, compared with net cash used of $1,237,678 for the prior year period.    Net cash used in operating activities was comprised of loss from continuing operations adjusted for non-cash items of $(1,914,226) and $(1,373,447) for the three months ended June 30, 2010 and 2009, respectively, and changes in assets and liabilities of $95,056 and $135,769 for the three months ended June 30, 2010 and 2009, respectively.

Net cash used in investing activities for the three months ended June 30, 2010 was $61,296, compared to net cash used in investing activities in the prior period of $19,962.  Net cash provided by financing activities for the three months ended June 30, 2010 was $1,792,537, compared to net cash provided by financing activities in the prior period of $1,199,610.

The Company has financed its operations to date principally through the sale of securities in private placement transactions and through the issuance of short term debt.  As of June 30, 2010, the Company has total current notes payable of $10,393,167 outstanding, including $9,538,114 of its 12% Senior Convertible Debentures and $855,053 of other short-term debt.  The short term debt is currently in default.  The 12% Senior Convertible Debentures mature on various dates in 2010 and 2011, with the first maturity scheduled for October 1, 2010.

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

Our significant financing and investing activities for the three months ended June 30, 2010 consisted of the following:

On various dates between April 9, 2010 and June 28, 2010, the Company sold $2,355,300 of its 12% Senior Subordinated Convertible Debentures in a private placement.  In connection with the offerings, the Company paid its placement agent commissions of $235,530 (10%) and a non-accountable expense allowance of $70,659 (3%).  Additionally an investment banking fee was paid of $117,765 (5%).  The interest associated with the Debentures totaling $282,636 has been put into escrow which represents the 12% interest to be paid on the notes.

On April 20, 2010, the Company issued a 12% Senior Convertible Debenture with principal amount of $48,966 to an investor in exchange for cancellation of an existing short-term note plus the accrued interest on the note.  The Company did not pay any fees or commissions to a placement agent in connection with this issuance.  The Company did fund the escrow account as required with $5,876 for the future interest payments on the note.

During the quarter, the Company repaid short term notes totaling $100,000.

In the second and third fiscal quarters of fiscal 2011, management anticipates new order intake which will start to provide funding for operational expenses on an on-going basis.

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

Our material capital expenditure requirements for the remaining period of the year ending March 31, 2011 will be approximately $175,000 to procure office equipment, furniture and IT equipment.

We anticipate that our long-term cash required for operational expenses will be approximately $400,000 to $600,000 per month, consisting primarily of SG&A expenses.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Peter Bohan, the Company’s Chief Executive Officer, and Craig Brown, the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2010.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective. Furthermore, certain matters involving our internal control over financial reporting constitute a material weakness under standards established by the Public Company Accounting Oversight Board (“PCAOB”).  The Company’s disclosure controls and procedures were not effective due to a lack of internal resources to account for the completeness of transactions to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure. The Company is evaluating its structure and processes and procedures so that it can begin to implement corrective action where necessary to ensure that the appropriate resources are in place throughout the company to ensure the Company’s disclosure controls and procedures are effective.  Certain enhancements to the control system including the addition of personnel is dependent upon the Company’s ability to obtain new customer orders and increase the Company’s available cash position.

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

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2010.  We have concluded that there were no changes during the quarter ended June 30, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are likely to materially affect internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of the date of this filing the Company is in default on the repayment of certain debt instruments that have not been cured within thirty (30) days.  The following table summarizes the default status by instrument and includes the principal amount, interest rate, current accrued interest payable, and the number of days in default as of the filing date of this Quarterly Report on Form 10Q:

Instrument		Interest	Accrued			Days in
Principal	Issued	Rate	Interest		Due	Arrears

104,000	6/25/2009	10%	12,081		7/1/2010	53
125,000	7/17/2009	10%	3,082	(a)	7/1/2010	53
200,000	8/4/2009	10%	21,041		7/1/2010	53
250,000	8/4/2009	10%	6,164	(b)	7/1/2010	53
50,000	4/6/2009	10%	6,904		6/1/2010	83
126,053	7/1/2009	10%	26,967	(c)	10/1/2009	326

(a) Net of interest paid in May 2010 totaling $10,685

(b) Net of interest paid in May 2010 totaling $20,137

(c) Includes unpaid interest on principal balances that were previously repaid

ITEM 4 - REMOVED AND RESERVED

ITEM 5 - OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

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

WASTE2ENERGY HOLDINGS, INC.

Date: August 23, 2010	By:	/s/ Peter Bohan
Peter Bohan Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Craig L. Brown
Craig L. Brown Chief Financial Officer (Principal Financial Officer)